Form 10-Q
period 2016-09-30
Acacia Communications, Inc.
filed 2016-11-10
CIK 1651235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-37771

Acacia Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0291921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Mill and Main Place, Suite 400

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

As of November 4, 2016, the registrant had 37,422,863 shares of common stock issued and outstanding.

ACACIA COMMUNICATIONS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, forward-looking statements can be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions.  Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;
•	our anticipated growth strategies;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our expectations regarding, and the stability of our, supply chain and manufacturing;
•	the scope, progress, expansion, and costs of developing and commercializing our products;
•	the size and growth of the potential markets for our products and the ability to serve those markets;
•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;
•	our ability to establish and maintain development partnerships;
•	our ability to attract or retain key personnel;
•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;
•

regulatory developments in the United States and foreign countries, including under export control laws or regulations that could impede our ability to sell our products to our customer ZTE Kangxun Telecom Co. Ltd. or any of its affiliates or other customers in certain foreign jurisdictions; and

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

PART I—FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited).

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$122,914	$27,610
Marketable securities	52,641	—
Accounts receivable	101,749	41,260
Inventory	29,194	27,920
Prepaid expenses and other current assets	3,685	3,179
Deferred product costs	1,688	3,476
Total current assets	311,871	103,445
Restricted cash	2,181	—
Property and equipment, net	21,119	15,925
Deferred tax asset	16,342	11,189
Other assets	399	185
Total assets	$351,912	$130,744

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,389	$25,015
Accrued liabilities	31,486	15,521
Deferred revenue	7,957	7,762
Total current liabilities	87,832	48,298
Preferred stock warrant liability	—	3,254
Other long-term liabilities	1,589	396
Total liabilities	89,421	51,948

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock (Note 8):
Redeemable convertible preferred stock, $0.0001 par value; 24,508 shares authorized at December 31, 2015; 24,177 shares issued and outstanding at December 31, 2015	—	70,780

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at September 30, 2016; none issued and outstanding at September 30, 2016	—	—
Common stock, $0.0001 par value; 150,000 and 36,330 shares authorized at September 30, 2016 and December 31, 2015, respectively; 35,723 and 6,669 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	1
Additional paid-in capital	188,084	—
Accumulated other comprehensive loss	(17)	—
Retained earnings	74,420	8,015
Total stockholders' equity	262,491	8,016
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$351,912	$130,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$135,304	$65,419	$335,985	$170,509
Cost of revenue	72,004	40,209	183,327	108,290
Gross profit	63,300	25,210	152,658	62,219
Operating expenses:
Research and development	18,915	9,604	56,168	26,327
Sales, general and administrative	7,541	3,005	20,244	8,060
Total operating expenses	26,456	12,609	76,412	34,387
Income from operations	36,844	12,601	76,246	27,832
Other income (expense):
Interest income (expense), net	156	(6)	184	(138)
Change in fair value of preferred stock warrant liability	—	(370)	(3,361)	(1,813)
Other income (expense)	10	(32)	(68)	135
Total other income (expense), net	166	(408)	(3,245)	(1,816)
Income before provision for income taxes	37,010	12,193	73,001	26,016
Provision for income taxes	2,122	3,354	5,918	8,133
Net income	34,888	8,839	67,083	17,883
Accretion of redeemable convertible preferred stock	—	(1,097)	(1,722)	(3,257)
Undistributed earnings attributable to participating securities	—	(6,094)	(23,959)	(11,582)
Net income attributable to common stockholders - basic and diluted	$34,888	$1,648	$41,402	$3,044
Net income per share attributable to common stockholders:
Basic	$0.97	$0.25	$1.95	$0.48
Diluted	$0.86	$0.20	$1.64	$0.37
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	35,922	6,534	21,195	6,357
Diluted	40,708	8,422	25,183	8,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$34,888	$8,839	$67,083	$17,883
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $6 for the three and nine months ended September 30, 2016	(17)	—	(17)	—
Comprehensive income	$34,871	$8,839	$67,066	$17,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2014	24,177	$66,427	6,138	$1	$—	$—	$(29,177)	$(29,176)
Accretion of preferred stock issuance costs		60			(60)			(60)
Accretion to redemption value		3,197			(632)		(2,565)	(3,197)
Vesting of restricted common stock			112					—
Exercise of common stock options			343	—	147			147
Stock-based compensation expense					545			545
Net income							17,883	17,883
Balance at September 30, 2015	24,177	$69,684	6,593	$1	$—	$—	$(13,859)	$(13,858)

Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94			(94)			(94)
Accretion to redemption value		1,628			(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2	72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants					6,615			6,615
Issuance of common stock in relation to initial public offering, net of offering costs incurred of $4,235			4,570	1	93,521			93,522
Vesting of restricted common stock			64					—
Exercise of common stock options			243	—	356			356
Stock-based compensation expense					16,136			16,136
Unrealized losses on marketable securities, net of tax of $6						(17)		(17)
Net income							67,083	67,083
Balance at September 30, 2016	—	$—	35,723	$4	$188,084	$(17)	$74,420	$262,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,083	$17,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,536	3,164
Stock-based compensation	16,136	545
Deferred income taxes	(5,153)	—
Other non-cash charges	61	80
Change in fair value of preferred stock warrant liability	3,361	1,813
Changes in operating assets and liabilities:
Accounts receivable	(60,489)	(34,447)
Inventory	(1,274)	(4,796)
Prepaid expenses and other current assets	(2,625)	711
Deferred product costs	1,788	(480)
Restricted cash	(2,181)	—
Other assets	(172)	(77)
Accounts payable	23,911	17,583
Accrued liabilities	15,999	6,897
Deferred revenue	195	(899)
Other long-term liabilities	1,193	—
Net cash provided by operating activities	64,369	7,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,267)	(8,446)
Purchases of marketable securities	(52,719)	—
Deposits	(42)	(6)
Net cash used in investing activities	(65,028)	(8,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(2,155)
Payment of capital lease obligation	(34)	(39)
Deferred financing costs	—	(4)
Proceeds from initial public offering, net of underwriting discounts and commissions	97,757	—
Payment of public offering costs	(2,116)	(563)
Proceeds from the exercise of common stock options	356	147
Net cash provided by (used in) financing activities	95,963	(2,614)

Effect of exchange rates on cash	—	(2)
Net increase (decrease) in cash and cash equivalents	95,304	(3,091)
Cash and cash equivalents—Beginning of period	27,610	21,128
Cash and cash equivalents—End of period	$122,914	$18,037

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$2,801	$2,419
Cash paid for interest	$—	$53

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$307	$519
Public offering costs incurred but not yet paid	$946	$838
Property and equipment acquired under capital lease	$—	$96
Accretion of redemption value on redeemable convertible preferred stock	$1,628	$3,197
Accretion of redeemable convertible preferred stock issuance costs	$94	$60
Conversion of redeemable convertible preferred stock into common stock	$72,502	$—
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$6,615	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acacia Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the “Company”. The Company is a leading provider of high-speed coherent interconnect products that are designed to improve the capacity, performance, intelligence and cost of communications networks relied upon by cloud infrastructure operators and content and communications service providers. The Company’s products include a series of low-power coherent digital signal processors and silicon photonic integrated circuits integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets.

The Company is headquartered in Maynard, Massachusetts, and has wholly-owned subsidiaries in Denmark, which commenced operations in 2009, Bermuda and Ireland, which commenced operations in the fourth quarter of 2015, Germany, China and the United Kingdom, which commenced operations in the second quarter of 2016, and India, which commenced operations in the third quarter of 2016.

On May 18, 2016, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 4,570,184 shares of common stock and certain selling stockholders sold an additional 604,816 shares, inclusive of the underwriters’ option to purchase additional shares that was exercised in full.  The price per share to the public was $23.00.  The Company received aggregate proceeds of approximately $97.8 million from the IPO, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $4.2 million. The Company received no proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock (the “preferred stock”) automatically converted into 24,177,495 shares of common stock.  In addition, the outstanding redeemable convertible preferred stock warrants (the “preferred stock warrants”) automatically converted into common stock warrants.  As a result, the Company performed a final remeasurement of the preferred stock warrant liability at the closing date of the IPO and recorded an expense of $3.6 million arising from the revaluation during the three months ended June 30, 2016. Following the remeasurement, the preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital.

Certain restricted stock units (“RSUs”) granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. These RSUs with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for a majority of the Performance Awards will be satisfied over a period of four years.  The performance condition was satisfied on the closing of the Company’s IPO. No stock-based compensation expense had been recognized for the Performance Awards prior to the IPO because an IPO is not considered probable until it occurs. In May 2016, the Company began recording stock-based compensation expense based on the grant-date fair value of the Performance Awards using the accelerated attribution method.  See Note 9 for further details.

On October 13, 2016, the Company closed a follow-on public offering in which the Company issued and sold 1,210,302 shares of common stock and certain selling stockholders sold an additional 3,289,698 shares.  The underwriters were granted a 30-day option to purchase up to an additional 675,000 shares from certain of the selling stockholders.  The price per share to the public was $100.00.  The Company received aggregate proceeds of $116.8 million from the follow-on offering, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $1.1 million.  The Company received no proceeds from the sale of shares by the selling stockholders.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements include the accounts of Acacia Communications, Inc., and Subsidiaries and have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the final prospectus related to the Company’s follow-on public offering, which was filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933 on October 7, 2016 (the “Prospectus”).  There have been no significant changes in the Company’s accounting policies from those disclosed in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2015, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, its statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, its statements of redeemable convertible preferred stock and stockholders’ (deficit) equity for the nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. All intercompany balances and transactions have been eliminated in consolidation.  The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to these three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Financial Instruments

Cash equivalents include all highly liquid investments with an original maturity of three months or less.  Cash equivalents consist of bank deposit accounts, money market funds, repurchase agreements and commercial paper.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The Company’s marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period.

Restricted Cash

The Company has a restricted cash balance at September 30, 2016 of $2.2 million.  The restricted cash balance constitutes funds held in escrow to fund future tenant improvements related to the Company’s Maynard, Massachusetts facility.  Under the terms of the lease agreement, the Company will not have title to the tenant improvements.  As the escrow funds are spent, the Company will record a prepaid asset which will be amortized over the lease term. Accordingly, the Company classifies changes in restricted cash as operating activities within our condensed consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 intends to reduce diversity in practice of cash flow presentation and classification in the statement of cash flows for eight specific cash flow issues.  The amendments in ASU 2016-15, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2017, were adopted early by the Company in the third quarter of 2016 and were applied to its related unaudited condensed consolidated financial statements on a retrospective basis.  The adoption of these amendments had an immaterial impact on the statement of cash flows through September 30, 2016 as the cash flow issues covered by ASU 2016-15 either did not apply to the Company, or the Company’s presentation and classification of the cash flow issue was already prepared in accordance with the guidance prescribed by ASU 2016-15.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the income statement instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2016, were adopted early by the Company in the second quarter of 2016 and were applied to its related unaudited condensed consolidated financial statements on a prospective basis. The adoption of these amendments had an immaterial impact on the income statement and statement of cash flows through June 30, 2016 as the Company has not yet had any significant excess tax benefits from stock-based compensation; however, such activity is expected in the fourth quarter of 2016 and will be accounted for in accordance with ASU 2016-09.  The Company also elected to account for forfeitures as they occur with no adjustment for estimated forfeitures, which did not materially impact the Company’s condensed consolidated financial statements as forfeitures have historically been trued-up as they occur.

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

3. FINANCIAL INSTRUMENTS

The following table sets forth the Company’s cash, cash equivalents and marketable securities as of September 30, 2016 (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and	Marketable
	Cost	Gains	Losses	Fair Value	Cash equivalents	Securities
Cash	$45,160	$—	$—	$45,160	$45,160	$—
Money market funds	45,754	—	—	45,754	45,754	—
Repurchase agreements	29,000	—	—	29,000	29,000	—
U.S. treasury bonds	5,011	—	(1)	5,010	—	5,010
Commercial paper	20,278	—	—	20,278	3,000	17,278
Corporate debt securities	30,375	—	(22)	30,353	—	30,353
Total	$175,578	$—	$(23)	$175,555	$122,914	$52,641

As of December 31, 2015, the Company did not carry any investments in marketable securities.  As of September 30, 2016, all of the securities in the Company’s portfolio had contractual maturities of less than one year.  None of the Company’s marketable securities were sold or matured during the three and nine months ended September 30, 2016.

At September 30, 2016, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

4. INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$14,910	$16,023
Work-in-process	4,476	2,155
Finished goods	9,808	9,742
Inventory	$29,194	$27,920

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Engineering laboratory equipment	$29,676	$17,757
Computer software	2,818	2,398
Computer equipment	2,668	1,640
Furniture and fixtures	408	370
Leasehold improvements	1,026	1,017
Equipment under capital lease	—	96
Construction in progress	2,364	3,952
Total property and equipment	38,960	27,230
Less: Accumulated depreciation	(17,841)	(11,305)
Property and equipment, net	$21,119	$15,925

Depreciation expense was $2.7 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $6.5 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee-related liabilities	$6,152	$3,822
Outsourced foundry services	170	4,113
Goods and services received not invoiced	4,651	1,974
Accrued income taxes	9,136	1,019
Accrued manufacturing expenses	3,707	299
Other accrued liabilities	7,670	4,294
Total accrued liabilities	$31,486	$15,521

7. FAIR VALUE MEASUREMENT

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, repurchase agreements and corporate debt securities with an original maturity of three months or less.  The Company’s investments in money market funds, repurchase agreements, commercial paper, corporate bonds and U.S. government agency debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued, as of September 30, 2016, utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

The fair value of these assets and liabilities measured on a recurring basis was determined using the following inputs as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$—	$45,754	$—	$45,754
Repurchase agreements	—	29,000	—	29,000
U.S. treasury bonds	—	5,010	—	5,010
Commercial paper	—	20,278	—	20,278
Corporate debt securities	—	30,353	—	30,353
Total	$—	$130,395	$—	$130,395

December 31, 2015
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market fund	$—	$21,524	$—	$21,524
Liabilities:
Preferred stock warrant liability	$—	$—	$3,254	$3,254

The Company’s Level 3 liability as of December 31, 2015, measured and recorded on a recurring basis, consisted of the preferred stock warrant liability. The estimated fair value of the warrant liability was determined using the Black-Scholes option-pricing model. The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO. As a result, the Company reclassified the fair value of the preferred stock warrant liability to additional paid-in capital upon the closing of the IPO (see Note 8).

For certain other financial instruments, including accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Prior to the closing of the IPO, changes in the carrying value of the preferred stock resulted from the accretion to redemption value. During the nine months ended September 30, 2016, the Company accreted an additional $1.7 million of redemption value on the preferred stock.  Upon conversion of the preferred stock on May 18, 2016, the Company reclassified $72.5 million from temporary equity to additional paid-in capital.

Preferred Stock Warrants

Prior to the closing of the IPO, the Company remeasured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding preferred stock warrants was classified within non-current liabilities on the condensed consolidated balance sheets, and any changes in fair value were recognized as a component of Other Income (Expense) in the condensed consolidated income statements. Upon the closing of the IPO, the preferred stock warrants automatically converted into common stock warrants.  As a result, the Company performed the final remeasurement of the preferred stock warrants at the closing date of the IPO and recorded an expense of $3.6 million arising from the revaluation during the three months ended June 30, 2016. Following the remeasurement, the preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital.

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

The assumptions used in determining the fair values of preferred stock warrants as of May 18, 2016, which was the closing date of the IPO and the date when the Company performed the final remeasurement of the preferred stock warrants, and December 31, 2015 were as follows:

	May 18, 2016	December 31, 2015
Risk-free interest rate	1.2% - 1.4%	1.8% - 2.1%
Expected dividend yield	None	None
Expected volatility	57.7% - 59.6%	58.7% - 60.4%
Expected term (in years)	4.8 - 6.2	5.2 - 6.6
Fair value of Series B preferred stock	$28.45	$14.59
Fair value of Series C preferred stock	$28.45	$14.65

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Preferred stock warrant liability at beginning of period	$—	$2,543	$3,254	$1,100
Change in fair value	—	370	3,361	1,813
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock warrants	—	—	(6,615)	—
Preferred stock warrant liability at end of period	$—	$2,913	$—	$2,913

Preferred Stock

Upon the closing of the IPO on May 18, 2016, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2016, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

9. STOCK COMPENSATION PLANS

The following table summarizes the classification of stock-based compensation in the condensed consolidated income statements for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$504	$24	$1,196	$42
Research and development	3,782	160	9,360	378
Sales, general and administrative	2,389	47	5,580	125
Total stock-based compensation	$6,675	$231	$16,136	$545

The following table summarizes stock-based compensation expense by award type for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$623	$202	$1,391	$452
Restricted stock awards	29	29	76	93
Restricted stock units	5,740	—	14,235	—
Employee stock purchase plan	283	—	434	—
Total stock-based compensation	$6,675	$231	$16,136	$545

Stock Options

The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.2% - 1.3%	1.9%	1.2% - 1.6%	1.7% - 1.9%
Expected dividend yield	None	None	None	None
Expected volatility	59.5% - 60.0%	61.4%	59.5% - 60.0%	61.4% - 70.9%
Expected term (in years)	6.3	6.3	6.3	6.3 - 6.5

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

A summary of stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2016 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	2,472	$2.85	7.7	$28,844
Granted	517	$19.39
Exercised	(243)	$1.46		$7,327
Cancelled	(15)	$4.48
Outstanding at September 30, 2016	2,731	$6.10	7.5	$265,376
Vested and expected to vest at:
September 30, 2016	2,731	$6.10	7.5	$265,376
December 31, 2015	2,394	$2.81	7.7	$28,031
Exercisable at:
September 30, 2016	1,197	$1.67	6.4	$121,656
December 31, 2015	919	$0.82	6.6	$12,590

As of September 30, 2016 and December 31, 2015, there was $7.7 million and $3.3 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 3.3 years and 3.4 years, respectively.

The weighted-average grant date fair value of stock options granted was $34.82 and $5.91 during the three months ended September 30, 2016 and 2015, respectively, and $10.97 and $3.65 for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Awards

A summary of the changes in the Company’s restricted stock awards during the nine months ended September 30, 2016 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	192	$1.39
Vested	(64)	$1.39
Outstanding at September 30, 2016	128	$1.39

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

During the nine months ended September 30, 2016, the Company granted 780,000 RSUs to employees and executives which include only a time-based service condition, and 200,000 RSUs to executives which have a market condition (“market-based RSUs”).  These market-based RSUs vest upon achievement of specific stock price targets, provided that if the price targets are not achieved on or prior to May 18, 2020, then such grant shall automatically terminate. The first market condition was achieved in June 2016 and the second market condition was achieved in July 2016, resulting in the recognition of $800,000 and $2.3 million of stock-based compensation expense related to these RSUs, respectively, during the nine months ended September 30, 2016.

The cost of RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period. For the market-based RSUs, the Company estimated the fair value using a Monte Carlo valuation model on the date of grant, using the following weighted-average assumptions:

Risk-free interest rate	1.1%
Expected dividend yield	None
Expected volatility	58.9%
Expected term (in years)	1.4
Grant date fair value of underlying shares	$22.00

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

A summary of the changes in the Company’s RSUs during the nine months ended September 30, 2016 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,064	$12.16
RSUs granted during 2015 which were contingent upon IPO	450	$13.65
RSUs granted during 2016	980	$27.00
Outstanding at September 30, 2016	2,494	$18.26

At September 30, 2016, there was $31.3 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 3.5 years.

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

On each purchase date, eligible employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period.

10. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its preferred stock to be participating securities. In the event a cash dividend is paid on common stock, the holders of preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.  As a result of the conversion of preferred stock on May 18, 2016, the amount of earnings allocated to participating securities was based on the period the participating securities were outstanding during the three and nine months ended September 30, 2016.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$34,888	$8,839	$67,083	$17,883
Less: preferred stock accretion	—	(1,097)	(1,722)	(3,257)
Less: undistributed earnings attributable to participating securities	—	(6,094)	(23,959)	(11,582)
Net income attributable to common stockholders - basic and diluted	$34,888	$1,648	$41,402	$3,044
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	35,922	6,534	21,195	6,357
Dilutive effect of stock options, unvested restricted stock and restricted stock units, and employee stock purchase plan	4,786	1,888	3,988	1,789
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	40,708	8,422	25,183	8,146
Net income per share attributable to common stockholders
Basic	$0.97	0.25	$1.95	$0.48
Diluted	$0.86	0.20	$1.64	$0.37

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	17	115	30	305
Unvested restricted stock units	21	—	16	—
Preferred stock warrants	—	245	245	245
Preferred stock	—	24,177	—	24,177

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s principal facilities are located in Maynard, Massachusetts and Hazlet, New Jersey and are leased by the Company under non-cancelable operating leases that expire in January 2019, with respect to the Massachusetts facility, and June 2018 and July 2018, with respect to various floors of the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $318,000 and $233,000 for the three months ended September 30, 2016 and 2015, respectively, and $870,000 and $652,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2016, are as follows (in thousands):

Amounts
Remaining 2016	$372
2017	2,916
2018	3,311
2019	2,928
2020	2,927
Thereafter	9,868
Total	$22,322

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warranty reserve, beginning of period	$1,306	$642	$763	$508
Provisions made to warranty reserve during the period	2,334	117	4,120	367
Charges against warranty reserve during the period	(1,531)	(44)	(2,774)	(160)
Warranty reserve, end of period	$2,109	$715	$2,109	$715

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

Indemnification

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the nine months ended September 30, 2016 and 2015, the Company had not experienced any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded the fair value of these obligations is not material. Accordingly, as of September 30, 2016 and December 31, 2015, no amounts have been accrued related to such indemnification provisions.

Royalty Obligations

The Company incorporates technology into its products that is licensed from third parties. The Company has not committed to any future minimum obligations under the terms of the technology licensing agreements. The Company is required to pay royalties to the licensors of $15 to $17 per unit sold within the Company’s new 400 Gbps product family and for its newest product within the 100 Gbps product family. In addition, the Company pays royalties of $150 per unit sold for its older products within the 100 Gbps product family.

12. INCOME TAXES

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

For the three months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $2.1 million and $3.4 million, respectively, resulting in an effective tax rate of 5.7% and 27.5%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of $5.9 million and $8.1 million, respectively, resulting in an effective tax rate of 8.1% and 31.3%, respectively.  During the current year periods, the effective tax rate is lower than the statutory federal tax rate due to the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under our corporate structure.

The Company has been selected for examination by the Internal Revenue Service ("IRS") for its 2013 tax year.  It is difficult to estimate when the examination will be settled or the final outcome.  However, the Company anticipates the examination will be settled before the end of 2016 and does not anticipate a significant impact to its gross unrecognized tax benefits related to the audit.

As of September 30, 2016, the Company had gross tax-effected unrecognized tax benefits of $2.1 million which, if recognized, would favorably impact the effective tax rate.  The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.   The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2016 and 2015, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

13. SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$25,644	$13,405	$65,660	$31,385
China	55,665	15,009	143,017	50,004
Germany	37,333	24,339	82,054	64,500
Other	16,662	12,666	45,254	24,620
Total revenue	$135,304	$65,419	$335,985	$170,509

Total long-lived assets by geographic region consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
United States	$10,797	$10,896
Canada	2,076	3,227
Thailand	7,238	1,715
Other	1,008	87
Total long-lived assets	$21,119	$15,925

14. CONCENTRATIONS OF RISK

Customer Concentration

Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
A	28%	16%	34%	24%
B	35%	28%	28%	28%
C	*	13%	*	12%

*Less than 10% of revenue in the period indicated

Customer A is currently subject to U.S. Department of Commerce restrictions that could prevent sales to this customer after November 28, 2016.

Customers that accounted for equal to or greater than 10% of accounts receivable at September 30, 2016 and 2015 were as follows:

	September 30, 2016	December 31, 2015
A	32%	21%
B	31%	*
C	*	24%
D	*	10%

*	Less than 10% of accounts receivable at the date indicated

Supplier Concentration

The Company purchases a substantial portion of its inventory from contract manufacturers located in the Canada, Thailand and the United States. For the three and nine months ended September 30, 2016 and 2015, total inventory purchased from each of the contract manufacturers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
X	42%	56%	43%	46%
Y	27%	—	20%	—
Z	18%	24%	19%	36%

The Company also outsources certain engineering projects to foundries located in the United States and Japan.  During the three and nine months ended September 30, 2016, the Company incurred 16% and 17%, respectively, of its total research and development costs with the vendor located in the United States.  During the three months ended September 30, 2015, the Company incurred 11% of its total research and development costs with the vendor located in the United States. Costs incurred with the vendor in Japan were less than 10% of total research and development expense during the three and nine months ended September 30, 2016. Costs incurred with the vendor in the United States were less than 10% of total research and development expense during the nine months ended September 30, 2015.  Costs incurred with the vendor located in Japan represented 11% and 16%, of the Company’s total research and development costs during the three and nine months ended September 30, 2015, respectively.

15. RELATED PARTIES

On June 1, 2016, Vincent Roche, President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”) was elected to the Company’s board of directors.  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices.  These purchased supplies are used as content in certain of our manufactured products.  The Company’s contract manufacturers made purchases from ADI of approximately $1.5 million and $492,000, during the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $1.1 million, during the nine months ended September 30, 2016 and 2015, respectively.

The Company periodically purchases products from M/A-COM Technology Solutions, Inc. (“M/A-COM”). One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM. During the three and nine months ended September 30, 2015, the Company made purchases of $763,000 and $914,000 from M/A-COM, respectively.  Purchases from M/A-COM during the three and nine months ended September 30, 2016 were immaterial.

16. SUBSEQUENT EVENTS

On October 13, 2016, the Company closed a follow-on offering in which the Company issued and sold 1,210,302 shares of common stock and certain selling stockholders sold an additional 3,289,698 shares.  The underwriters were granted a 30-day option to purchase up to an additional 675,000 shares from certain of the selling stockholders.  The price per share to the public was $100.00.  The Company received aggregate proceeds of $116.8 million from the follow-on offering, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $1.1 million.  The Company received no proceeds from the sale of shares by the selling stockholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the SEC pursuant to Rule 424(b) on October 7, 2016.  As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A below.

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

For the three months ended September 30, 2016 and 2015, we generated 81.5% and 67.6% of our revenue, respectively, from our five largest customers. For the nine months ended September 30, 2016 and 2015, we generated 79.2% and 74.2% of our revenue, respectively, from our five largest customers.

On May 18, 2016, we closed our initial public offering, or IPO, in which we issued and sold 4,570,184 shares of common stock and certain selling stockholders sold an additional 604,816 shares, inclusive of the underwriters’ option to purchase additional shares that was exercised in full.  The price per share to the public was $23.00.  We received aggregate proceeds of $97.8 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.2 million. We received no proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 24,177,495 shares of common stock.  In addition, the outstanding preferred stock warrants automatically converted into common stock warrants.  As a result, the Company performed a final remeasurement of the preferred stock warrants at the closing date of the IPO and recorded an expense of $3.6 million arising from the revaluation during the three months ended June 30, 2016. Following the remeasurement, the preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital.

On October 13, 2016, we closed a follow-on offering in which we issued and sold 1,210,302 shares of common stock and certain selling stockholders sold an additional 3,289,698 shares.  The underwriters were granted a 30-day option to purchase up to an additional 675,000 shares from certain of the selling stockholders.  The price per share to the public was $100.00.  We received aggregate proceeds of $116.8 million from the follow-on offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.1 million.  We received no proceeds from the sale of shares by the selling stockholders.

Results of Operations

The following tables set forth the components of our condensed consolidated income statements for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Income Statement Data:
Revenue	$135,304	$65,419	$335,985	$170,509
Cost of revenue(1)	72,004	40,209	183,327	108,290
Gross profit	63,300	25,210	152,658	62,219
Operating expenses:
Research and development(1)	18,915	9,604	56,168	26,327
Sales, general and administrative(1)	7,541	3,005	20,244	8,060
Total operating expenses	26,456	12,609	76,412	34,387
Income from operations	36,844	12,601	76,246	27,832
Total other income (expense), net	166	(408)	(3,245)	(1,816)
Income before provision for income taxes	37,010	12,193	73,001	26,016
Provision for income taxes	2,122	3,354	5,918	8,133
Net income	$34,888	$8,839	$67,083	$17,883

(1)	Stock-based compensation included in the condensed consolidated income statement data was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$504	$24	$1,196	$42
Research and development	3,782	160	9,360	378
Sales, general and administrative	2,389	47	5,580	125
Total stock-based compensation	$6,675	$231	$16,136	$545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	53	61	55	64
Gross profit	47	39	45	36
Operating expenses:
Research and development	14	15	17	15
Sales, general and administrative	6	5	6	5
Total operating expenses	20	19	23	20
Income from operations	27	19	23	16
Total other expense, net	—	(1)	(1)	(1)
Income before provision for income taxes	27	19	22	15
Provision for income taxes	2	5	2	5
Net income	26%	14%	20%	10%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

Revenue and the related changes during the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Revenue	$135,304	$65,419	$69,885	107%

Revenue increased by $69.9 million, or 107%, to $135.3 million in the three months ended September 30, 2016 from $65.4 million in the three months ended September 30, 2015. The increase was primarily due to a $52.3 million increase in revenue from sales of products within our 100 Gbps product family and an $18.5 million increase in revenue attributable to the introduction of new products in our 400 Gbps product family.  These increases in revenue were partially offset by a $0.9 million decrease in revenue from sales of products within our 40 Gbps product family which reached end of life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	September 30, 2016	Total Revenue	September 30, 2015	Total Revenue	$	%
	(dollars in thousands)
Americas	$25,803	19%	$15,334	23%	$10,469	68%
EMEA	46,376	34%	33,345	51%	13,031	39%
APAC	63,125	47%	16,740	26%	46,385	277%
Total revenue	$135,304	100%	$65,419	100%	$69,885	107%

Americas

Revenue from product sales to customers with delivery locations in the Americas increased by $10.5 million, or 68%, to $25.8 million in the three months ended September 30, 2016 from $15.3 million in the three months ended September 30, 2015. The increase was primarily due to a $5.1 million increase in sales of products within our 100 Gbps product family and a $5.4 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Europe, the Middle East and Africa

Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, increased by $13.0 million, or 39%, to $46.4 million in the three months ended September 30, 2016 from $33.4 million in the three months ended September 30, 2015. The increase was primarily due to an $11.6 million increase in sales of products within our 100 Gbps product family and a $2.3 million increase in sales due to the introduction of new products in our 400 Gbps product family. These increases in revenue were partially offset by a $0.9 million decrease in revenue from sales of products within our 40 Gbps product family which reached end of life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Asia Pacific

Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, increased by $46.4 million, or 277%, to $63.1 million in the three months ended September 30, 2016 from $16.7 million in the three months ended September 30, 2015. The increase was primarily due to a $35.6 million increase in sales of products within our 100 Gbps product family and a $10.8 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$72,004	$40,209	$31,795	79%
Gross profit percentage	46.8%	38.5%

Cost of revenue increased $31.8 million, or 79%, to $72.0 million in the three months ended September 30, 2016 from $40.2 million in the three months ended September 30, 2015. The increase was due to the increased volume of products sold within our 100 Gbps and 400 Gbps product families.

Our gross profit percentage increased to 46.8% in the three months ended September 30, 2016 compared to 38.5% in the three months ended September 30, 2015. The increase was due to the favorable effects of product mix within our 100 Gbps and 400 Gbps product families.

Research and Development

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Research and development	$18,915	$9,604	$9,311	97%

Research and development expense increased $9.3 million, or 97%, to $18.9 million in the three months ended September 30, 2016 from $9.6 million in the three months ended September 30, 2015, due to a $7.1 million increase in personnel-related and other costs, as well as a $1.5 million increase in outsourced development costs, and a $0.7 million increase in prototype development costs.  The increase in personnel-related costs was driven by a $3.6 million increase in stock-based compensation expense.

Sales, General and Administrative

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Sales, general and administrative	$7,541	$3,005	$4,536	151%

Sales, general and administrative expenses increased $4.5 million, or 151%, to $7.5 million in the three months ended September 30, 2016 from $3.0 million in the three months ended September 30, 2015, due to a $4.1 million increase in personnel-related and other costs to support our growth, and a $0.4 million increase in professional services expense.  The increase in personnel-related costs was driven by a $2.3 million increase in stock-based compensation expense.

Other Income (Expense), Net

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Total other income (expense), net	$166	$(408)	$574	-141%

Total other income, net, was $0.2 million during the three months ended September 30, 2016, as compared to total other expense, net, of $0.4 million during the three months ended September 30, 2015.  During the three months ended September 30, 2015, we recorded a loss of $0.4 million related to the revaluation of our preferred stock warrant liability.  The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the three months ended September 30, 2016.  In addition, interest income increased by $0.2 million as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$2,122	$3,354	$(1,232)	(37)%
Effective tax rate	6%	28%

Provision for income taxes for the three months ended September 30, 2016 was $2.1 million compared to $3.4 million for the three months ended September 30, 2015. The decrease in the effective tax rate of 22% primarily resulted from a decrease in the foreign rate differential due to the jurisdictional mix of profits under our corporate structure.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

Revenue and the related changes during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Revenue	$335,985	$170,509	$165,476	97%

Revenue increased by $165.5 million, or 97%, to $336.0 million in the nine months ended September 30, 2016 from $170.5 million in the nine months ended September 30, 2015. The increase was primarily due to a $116.6 million increase in revenue from sales of products within our 100 Gbps product family and a $50.4 increase million in revenue attributable to the introduction of new products in our 400 Gbps product family.  These increases in revenue were partially offset by a $1.5 million decrease in revenue from sales of products within our 40 Gbps product family which reached end of life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Nine Months Ended	As a % of	Nine Months Ended	As a % of	Change in
	September 30, 2016	Total Revenue	September 30, 2015	Total Revenue	$	%
	(dollars in thousands)
Americas	$69,557	21%	$34,100	20%	$35,457	104%
EMEA	104,563	31%	84,673	50%	19,890	23%
APAC	161,865	48%	51,736	30%	110,129	213%
Total revenue	$335,985	100%	$170,509	100%	$165,476	97%

Americas

Revenue from product sales to customers with delivery locations in the Americas increased by $35.5 million, or 104%, to $69.6 million in the nine months ended September 30, 2016 from $34.1 million in the nine months ended September 30, 2015. The increase was primarily due to an $18.4 million increase in sales of products within our 100 Gbps product family and a $17.1 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Europe, the Middle East and Africa

Revenue from product sales to customers with delivery locations in EMEA increased by $19.9 million, or 23%, to $104.6 million in the nine months ended September 30, 2016 from $84.7 million in the nine months ended September 30, 2015. The increase was primarily due to a $16.6 million increase in sales of products within our 100 Gbps product family and a $4.8 million increase in sales due to the introduction of new products in our 400 Gbps product family. These increases in revenue were partially offset by a $1.5 million decrease in revenue from sales of products within our 40 Gbps product family which reached end of life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Asia Pacific

Revenue from product sales to customers with delivery locations in APAC increased by $110.1 million, or 213%, to $161.9 million in the nine months ended September 30, 2016 from $51.7 million in the nine months ended September 30, 2015. The increase was primarily due to an $81.6 million increase in sales of products within our 100 Gbps product family and a $28.5 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$183,327	$108,290	$75,037	69%
Gross profit percentage	45.4%	36.5%

Cost of revenue increased $75.0 million, or 69%, to $183.3 million in the nine months ended September 30, 2016 from $108.3 million in the nine months ended September 30, 2015. The increase was due to the increased volume of products sold from our 100 Gbps product family and 400 Gbps families, partially offset by a volume decline in our 40 Gbps product family, as customers migrated to new product family offerings.

Our gross profit percentage increased to 45.4% in the nine months ended September 30, 2016 compared to 36.5% in the nine months ended September 30, 2015. The increase was due to the favorable effects of product mix within our 100 Gbps and 400 Gbps product families.

Research and Development

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Research and development	$56,168	$26,327	$29,841	113%

Research and development expense increased $29.8 million, or 113%, to $56.2 million in the nine months ended September 30, 2016 from $26.3 million in the nine months ended September 30, 2015, due to an $18.3 million increase in personnel-related and other costs as well as a $7.0 million increase in outsourced development costs, and a $4.5 million increase in prototype development costs, each to support our new product development initiatives.  The increase in personnel-related costs was driven by a $9.0 million increase in stock-based compensation expense from RSUs that included a performance condition which was met upon completion of our IPO.

Sales, General and Administrative

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Sales, general and administrative	$20,244	$8,060	$12,184	151%

Sales, general and administrative expenses increased $12.2 million, or 151%, to $20.2 million in the nine months ended September 30, 2016 from $8.1 million in the nine months ended September 30, 2015, due to a $10.9 million increase in personnel-related and other costs to support our growth, and a $1.3 million increase in professional services expense.  The increase in personnel-related costs was driven by to a $5.5 million increase in stock-based compensation expense from RSUs that included a performance condition which was met upon completion of our IPO.

Other Expense, Net

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Total other expense, net	$(3,245)	$(1,816)	$(1,429)	79%

Total other expense, net, increased by $1.4 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The loss associated with the revaluation of our preferred stock warrant liability increased $1.6 million, from $1.8 million during the nine months ended September 30, 2015 to $3.4 million during the nine months ended September 30, 2016.

Provision for Income Taxes

	Nine Months Ended September 30,		Change in
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$5,918	$8,133	$(2,215)	(27)%
Effective tax rate	8%	31%

Provision for income taxes for the nine months ended September 30, 2016 was $5.9 million compared to $8.1 million for the nine months ended September 30, 2015. The decrease in the effective tax rate of 23% primarily resulted from a decrease in the foreign rate differential due to the jurisdictional mix of profits under our corporate structure.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$122,914	$18,037
Marketable securities	52,641	—
Working capital	224,039	45,207
Net cash provided by operating activities	64,369	7,977
Net cash used in investing activities	(65,028)	(8,452)
Net cash provided by (used in) financing activities	95,963	(2,614)

Since fiscal 2014 we have funded our operations primarily through cash generated from operations. In May 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.2 million.  As of September 30, 2016, we had cash and cash equivalents totaling $122.9 million, marketable securities of $52.6 million and accounts receivable of $101.7 million.  We also had $2.2 million of long-term restricted cash (held in escrow to fund future tenant improvements) as of September 30, 2016.  In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.1 million.

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

Net cash provided by operating activities was $64.4 million in the nine months ended September 30, 2016 as compared to $8.0 million in the nine months ended September 30, 2015. The increase of $56.4 million was primarily due to a $49.2 million increase in net income, a $15.3 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, and an $8.1 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $26.0 million decrease in cash due to the timing of accounts receivable collections in the third quarter of 2016, a $3.4 million decrease in prepaid expense and other assets, and a $2.2 million decrease related to restricted cash deposits held in escrow to fund future tenant improvements, partially offset by a $15.4 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a $3.5 million increase in cash due to a decreased inventory balance as compared to December 31, 2015, and a $2.3 million increase related to deferred product costs.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and purchases of lab and computer equipment and software to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities include expansion of, and improvements to, our leased facilities. As our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities in the nine months ended September 30, 2016 was $65.0 million, as compared to $8.5 million in the nine months ended September 30, 2015. The increase was primarily due to the investment of $52.7 million of our IPO proceeds into marketable securities during the three months ended September 30, 2016, as well as increased purchases of lab equipment to support the development and manufacturing phases of our product life cycles.

Financing Activities

Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs, and in prior years, repayments of short- and long-term borrowings.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $96.0 million, as compared to net cash used in financing activities of $2.6 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions.  In addition, during the nine months ended September 30, 2016, we paid $2.1 million of public offering costs.  During the nine months ended September 30, 2015, the net cash used in financing activities was primarily for the advanced repayment of principal on our long-term debt obligation.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at September 30, 2016. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	1 Year (Remaining 2016)	2 to 3 Years (2017 and 2018)	4 to 5 Years (2019 and 2020)	More Than 5 Years (2021 and beyond)
	(in thousands)
Operating leases (1)	$22,322	$372	$6,227	$5,855	$9,868
Purchase obligations (2)	279,289	279,289	—	—	—
Unrecognized tax benefits (3)	1,589	—	—	—	—
Total (4)	$303,200	$279,661	$6,227	$5,855	$9,868

(1)

Our principal facilities are located in Maynard, Massachusetts and Hazlet, New Jersey and are leased under non-cancelable operating leases that expire in January 2019, with respect to the Massachusetts facility, and June 2018 and July 2018, with respect to various floors of the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $318,000 and $233,000 for the three months ended September 30, 2016 and 2015, respectively, and $870,000 and $652,000 for the nine months ended September 30, 2016 and 2015, respectively.

In March 2016, we entered into a lease to relocate the current Hazlet operations to Holmdel, New Jersey which expires in 2021.  In April 2016, we entered into a lease to relocate the Maynard operations to another section of the current facility which expires in 2024.  Future minimum payments under the leases are included in the table above and below.

Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2016, are as follows (in thousands):

Amounts
Remaining 2016	$372
2017	2,916
2018	3,311
2019	2,928
2020	2,927
Thereafter	9,868
Total	$22,322

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

(3)	As of September 30, 2016, we had $1.6 million of liabilities for unrecognized tax benefits. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.
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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of September 30, 2016, we had cash and cash equivalents of $122.9 million and marketable securities of $52.6 million, which consisted primarily of bank deposits, money market funds, repurchase agreements, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.  To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Our exposure to market risk from changes in foreign currency exchange rates and inflation has not changed materially from our exposure as of December 31, 2015.

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

ITEM 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors in our common stock should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our other public filings, including our final prospectus filed with the SEC pursuant to Rule 424(b) on October 7, 2016, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, investors in our common stock may lose all or part of their investment.

Risks Related to Our Business and Industry

We have a history of operating losses, and we may not maintain or increase our profitability.

Although we were profitable in 2014, 2015 and the nine months ended September 30, 2016, we incurred operating losses in 2009 through 2013. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.

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

We have historically generated most of our revenue from a limited number of customers. In 2013, 2014, 2015 and the nine months ended September 30, 2015 and 2016, our five largest customers in each period (which differed by period) collectively accounted for 79.5%, 77.7%, 72.6%, 74.2% and 79.2% of our revenue, respectively. In 2013, 2014, 2015 and the nine months ended September 30, 2015 and 2016, ADVA Optical Networking North America, Inc. accounted for 13.6%, 23.4%, 22.2%, 28.4% and 28.2% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 32.1%, 35.4%, 27.6%, 24.0% and 34.0% of our revenue, respectively. In addition, during 2015 and the nine months ended September 30, 2015 and 2016, Coriant, Inc. accounted for 13.1%, 12.2% and 8.7% of our revenue, respectively, and during 2013, Alcatel-Lucent accounted for 19.2% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.

For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE, its parent company and two other affiliated entities to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, reexports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. On June 28, 2016, the U.S. Department of Commerce extended the temporary general license through August 30, 2016.  On August 19, 2016, the U.S. Department of Commerce further extended the temporary general license through November 28, 2016.  There can be no guarantee that the U.S. Department of Commerce will extend this temporary general license beyond the November 28, 2016 expiration date or permit any sales to the designated ZTE entities after this temporary general license expires. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or any of its affiliates or other customers. The loss or temporary loss of ZTE as a result of this or future regulatory activity could materially harm our business, financial condition, results of operations and prospects.

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

A new product development effort may last two years or longer, and requires significant investments in engineering hours, third-party development costs, equipment, prototypes and sample materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may be more costly to develop, fail to meet the requirements of the market or our customers, or may be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

We depend on third parties for a significant portion of the fabrication, assembly and testing of our products.

The fabrication, assembly and testing of our products is done by third party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs and modules. Further, our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The small number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries and/or move existing internal or external production lines to new manufacturers or foundries, we could experience supply disruptions during the transition process.

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

The manufacture of our products is a complex and technologically demanding process that utilizes many state of the art manufacturing processes and specialized components. Our foundries, suppliers, and contract manufacturers have from time to time experienced lower than anticipated manufacturing yields for our wafers or photonic integrated circuit, or PIC, components and modules. This often occurs during the production or assembly of new products or the installation and start-up of new process technologies and can occur even in mature processes due to break downs in mechanical systems, process controls, clean room controls, equipment failures, calibration errors and the handling of the material from station to station as well as damage resulting from the shipment and handling of the products to various points of processing.

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

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Credit ratings and pricing of our domestic and international investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.

Our revenue growth rate in recent periods may not be indicative of our future growth or performance.

Our revenue growth rate in recent periods may not be indicative of our future growth or performance. We experienced revenue growth rates of 88.3%, 63.5% and 97.0% in 2014, 2015 and the nine months ended September 30, 2016, respectively, in each case compared to the corresponding periods in the immediately preceding year. We may not achieve similar revenue growth rates in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to maintain or improve our gross margins.

We may not be able to maintain or improve our gross margins. Factors such as slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand, annual, semi-annual or quarterly price reductions and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have the potential to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in costs of components and materials, the timing changes in our inventory, warranty costs and related returns, changes in foreign currency exchange rates, possible exposure to inventory valuation reserves and failure to obtain the anticipated benefits of our tax planning strategies. Our competitors have a history of reducing their prices to increase or avoid losing market share, and if and as we continue to gain market share we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.

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

Since January 1, 2013, we have shipped our products to customers located in 18 foreign countries. In 2013, 2014 and 2015 and the nine months ended September 30, 2015 and 2016, we derived 85.1%, 79.2%, 82.3%, 81.6% and 80.5%, respectively, of our revenue from sales to customers with delivery locations outside the United States. A significant portion of our international sales are made to customers with delivery locations in China. In 2013, 2014 and 2015 and the nine months ended September 30, 2015 and 2016, we derived 32.1%, 36.5%, 36.0%, 29.3% and 42.6%, respectively, of our revenue from sales to customers with delivery locations in China. We also work with manufacturing facilities outside of the United States. In the future, we intend to further expand our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our current and anticipated future international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
•

the impact of general economic and political conditions in economies outside the United States, including the uncertainty arising from the recent referendum vote in the United Kingdom in favor of exiting the European Union;

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

Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE and three of its affiliates to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, reexports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. On June 28, 2016, the U.S. Department of Commerce extended the temporary general license through August 30, 2016.  On August 19, 2016, the U.S. Department of Commerce further extended the temporary general license through November 28, 2016.  There can be no guarantee that the U.S. Department of Commerce will extend this temporary general license beyond the November 28, 2016 expiration date or permit any sales to the designated ZTE entities after this temporary general license expires. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or other customers. The loss or temporary loss of ZTE as a result of this or future regulatory activity could materially harm our business, financial condition, results of operations and prospects. In addition, our association with ZTE could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.

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

Also, due to our industry’s use of management techniques, such as direct order fulfillment, to reduce inventory levels and the period of time inventory is held, any disruption in the supply chain could lead to more immediate shortages in product or component supply. Additionally, any enterprise system failures, including implementing new systems or upgrading existing systems that help us manage our financial, purchasing, inventory, sales, invoicing and product return functions, could harm our ability to fulfill orders and interrupt other billing and logistical processes.

Some of our products and supplies have in the past, and may in the future, become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications, changes to product structure, components or bills of material as a result of engineering changes, or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are lower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.

Increasingly, our customers may require that we ship our finished products to a central location, which is not controlled by us. If that facility is damaged, or if our relationship with that facility deteriorates, we may suffer losses or be forced to find an alternate facility. In addition, revenue is only recognized once our customers take delivery of the products from this location, rather than when we ship them, which could have an adverse effect on our results of operations. We often lack insight into when customers will take delivery of our products, making it difficult to forecast our revenue.

The industry in which we operate is subject to significant cyclicality.

Industries focused on semiconductor and optical network technologies can be highly cyclical and characterized by constant and rapid technological change and price erosion, evolving technical standards, increasing effects of competition, frequent new product introductions and technology displacement, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure.  Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.

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

Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and health epidemics as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in Japan, Singapore and Taiwan.   The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China, New Hampshire, Thailand, and some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. In addition, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Hazlet, New Jersey. Any catastrophic loss or significant damage to any of these facilities or facilities we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

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

•	sensitive data regarding our employees or business, including intellectual property and other proprietary data, could be stolen;
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

In 2015, we implemented a reorganization of our corporate structure and intercompany relationships to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring has allowed us to reduce our overall effective tax rate in the nine months ended September 30, 2016 through changes in our intercompany use of intellectual property, international procurement and manufacturing and sales operations. This corporate restructuring has also allowed us to achieve financial and operational efficiencies. We cannot provide assurance that these tax benefits and efficiencies will continue into future periods.  Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including changes in any proposed legislation to reform U.S. taxation of international business activities, the structure may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.

The Organization for Economic Co-operation and Development, or OECD, released guidance relating to various international tax related topics in an initiative referred to as Base Erosion and Profit Shifting, or BEPS, that aims to standardize and modernize global tax policy. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.

The implementation of our corporate restructuring increases the likelihood that unfavorable tax law changes, unfavorable government review of our tax returns, changes in our geographic earnings mix or imposition of withholding taxes on repatriated earnings could have an adverse effect on our effective tax rate and our operating results.

We have expanded and will likely continue to expand our operations into multiple non-U.S. jurisdictions in connection with our recent corporate restructuring, including those having lower tax rates than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. The continued availability of lower tax rates in non-U.S. jurisdictions, if any, will be dependent on how we conduct our business operation on a going forward basis across all tax jurisdictions. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our assertion that we have conducted or will conduct our business operations appropriately in order to benefit from these lower tax rate jurisdictions. In addition, tax proposals are being considered by the U.S. Congress and the legislative bodies in some of the foreign jurisdictions in which we operate, which could affect our corporate restructuring, our effective tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. This could result in additional tax liabilities or other adjustments to our historical results. Also, under GAAP, we currently do not provide for U.S. income taxes on the earnings of our foreign subsidiaries as such earnings are planned to be reinvested indefinitely. Under GAAP, U.S. income taxes will be provided on such earnings if and when they are distributed to our U.S. headquarters in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred. At such time, we would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes on such distributions or sold or transferred shares. If GAAP were to be changed in the future and we were required to provide U.S. income taxes on the earnings of our foreign subsidiaries when earned and not distributed, our effective tax rate would materially increase.

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

Although we believe our tax estimates, which include the impact of anticipated tax benefits with the implementation of our corporate restructuring, are and will be reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

The final determination of our income tax liability may be materially different from our income tax provision.

The final determination of our income tax liability, which includes the impact of our corporate restructuring, may be materially different from our income tax provision. We are subject to income taxes in the United States and, as a result of our corporate restructuring, have become subject to income taxes in international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are some transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file or will file as a result of the proposed corporate restructuring. Although we believe our tax estimates, which include the impact of anticipated tax benefits in connection with our corporate restructuring, are and will be appropriate, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.

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

As of December 31, 2015, we had net operating loss carryforward amounts, or NOLs, of approximately $12.2 million and $12.8 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $2.5 million and $4.5 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2016 through 2033 and $0.2 million of such carryforwards will expire between 2016 and 2018 if not used. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2033. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our IPO and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change that we may pursue. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitably would otherwise allow for it.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we are subject to taxation in jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

Risks Related to the Ownership of Our Common Stock

Our stock price may be volatile and investors in our common stock may be unable to sell their shares at or above the price at which they were purchased.

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
•

changes in general economic, industry and market conditions and trends, including the economic slowdown in China that began in 2015 and the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union;

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

As of November 4, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 40% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time following the expiration of lock-up agreements entered into in connection with our IPO and follow-on public offering.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 4, 2016 we have 37,422,863 shares of common stock outstanding, of which 27,664,515 shares, or 73.9% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future as set forth below. The remaining 9,758,348 shares, or 26.1% of our outstanding shares, are unrestricted.

Number of Shares and Percentage of Total Outstanding	Date Available for Sale into Public Market
2,857,138 shares, or 7.6%	On November 9, 2016 (IPO lock-up release date)
24,807,377 shares, or 66.3%	On January 4, 2017 (follow-on lock-up release date)

In addition, as of November 4, 2016, there were 245,000 shares subject to outstanding warrants, 2,654,862 shares subject to outstanding options, 2,153,728 shares subject to outstanding RSUs, and an additional 2,599,296 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and the restrictions imposed on our affiliates under Rule 144. Moreover, the holders of an aggregate of 21,315,410 shares of our common stock as of November 4, 2016 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds

On May 12, 2016, the SEC declared our registration statement on Form S-1 (File No. 333-208680) for our initial public offering effective.  The net offering proceeds to us, after deducting underwriting discounts of $7.4 million and offering expenses payable by us totaling $4.2 million, were approximately $93.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 13, 2016 pursuant to Rule 424(b)(4).  We invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

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

Acacia Communications, Inc.

Date: November 10, 2016	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer