Form 10-K
period 2016-12-31
Acacia Communications, Inc.
filed 2017-02-23
CIK 1651235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37771

Acacia Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0291921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Mill and Main Place, Suite 400 Maynard, Massachusetts	01754
(Address of principal executive offices)	(Zip Code)

(978) 938-4896

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $398.7 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 15, 2017, there were 38,422,031 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I

Cautionary Note on Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of risks, uncertainties and assumptions described in Item 1A under the heading “Risk Factors” and elsewhere in this Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

Our ability to sustain or increase revenue from our larger customers, grow revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;
•

regulatory developments in the United States and foreign countries, including under export control laws or regulations that could impede our ability to sell our products to our customer ZTE or any of its affiliates or other customers in certain foreign jurisdictions;

•	our anticipated growth strategies;
•	our ability to attract or retain key personnel;
•	our expectations regarding competition;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our expectations regarding, and the stability of our, supply chain and manufacturing;
•	the scope, progress, expansion, and costs of developing and commercializing our products;
•	the size and growth of the potential markets for our products and the ability to serve those markets;
•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;
•	our ability to establish and maintain development partnerships;
•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations; and
•	our ability to obtain and maintain intellectual property protection for our products.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Item 1.	Business

Overview

Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and a reduction in associated costs. By converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products include a series of low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and silicon photonic integrated circuits, or silicon PICs, which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 Gbps for use in long-haul, metro and inter-data center markets. We are also developing optical interconnect modules that will enable transmission speeds of one terabit (1,000 gigabits) per second and above. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, our modules can be easily integrated with customers’ network equipment. The advanced software in our modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.

Our modules are rooted in our low-power coherent DSP ASICs and/or silicon PICs, which we have specifically developed for our target markets. Our coherent DSP ASICs are manufactured using complementary metal oxide semiconductor, or CMOS, and our silicon PICs are manufactured using a CMOS-compatible process. CMOS is a widely-used and cost-effective semiconductor process technology. Using CMOS to siliconize optical interconnect technology enables us to continue to integrate increasing functionality into our products, benefit from higher yields and reliability associated with CMOS and capitalize on regular improvements in CMOS performance, density and cost. Our use of CMOS also enables us to use outsourced foundry services rather than requiring custom fabrication to manufacture our products. In addition, our use of CMOS and CMOS-compatible processes enables us to take advantage of the technology, manufacturing and integration improvements driven by other computer and communications markets that rely on CMOS.

Our engineering and management teams have extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. This broad expertise in a range of advanced technologies, methodologies and processes enhances our innovation, design and development capabilities and has enabled us to develop and introduce fourteen optical interconnect modules, six coherent DSP ASICs and three silicon PICs since 2009. In the course of our product development cycles, we continuously engage with our customers as they design their current and next-generation network equipment, which provides us with deep insights into the current and future market needs.

We sell our products through a direct sales force to leading network equipment manufacturers. The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 25 during 2016. We have experienced rapid revenue and earnings growth over the last several years. Our revenue increased to $478.4 million in 2016 from $239.1 million in 2015, a year-over-year increase of 100%. Our revenue increased to $239.1 million in 2015 from $146.2 million in 2014, a year-over-year increase of 63%.  We generated net income of $131.6 million in 2016, $40.5 million in 2015, and $13.5 million in 2014.

Industry Background

Growing Demand for Bandwidth and Network Capacity

Global internet protocol, or IP, traffic is projected to nearly triple from 2.4 exabytes per day in 2015 to 6.4 exabytes per day in 2020, representing a 22% compound annual growth rate, or CAGR, according to Cisco’s Visual Networking Index Complete Forecast Highlights, dated June 2016, or the VNI Report. This rapid growth in IP traffic is the result of several factors, including:

•

Increased data and video consumption.    Over the last decade, the proliferation of new technologies, applications, Web 2.0-based services and Internet-connected devices has led to increasing levels of Internet traffic and congestion and the need for greater bandwidth. Video traffic, in particular, is growing rapidly, and placing significant strains on network capacity. The VNI Report estimates that video traffic will represent 82% of all global IP traffic in 2020, reaching 158.9 exabytes per month, up from 51.0 exabytes per month in 2015.

•

Growth in mobile and 4G/LTE communications.    The increasing demand for data- and video-intensive content and applications on mobile devices is driving significant growth in mobile data and video traffic and has led to the proliferation of advanced wireless communication technologies, such as 4G/LTE, which depend on wired networks to function. According to Cisco’s Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2015-2020 White Paper, dated February 2016, global mobile data traffic grew 74% in 2015 from the prior year and is expected to increase nearly eight-fold from 2015 to 2020, a 53% CAGR.

•

Proliferation of cloud services.    Enterprises are increasingly adopting cloud services to reduce IT costs and enable more flexible operating models. Consumers are increasingly relying on cloud services to satisfy video, audio and photo storage and sharing needs. Together, these factors are driving increased Internet traffic as cloud services are accessed and used. Daily global cloud traffic is expected to quadruple from 10.7 exabytes in 2015 to 38.6 exabytes in 2020, according to the Cisco Global Cloud Index, dated November 2016. Forrester Research, in its report on Public Cloud Markets, released in September 2016, forecasts that the public cloud market will reach $236 billion by 2020, growing at a CAGR of 22% between 2015 and 2020.

•

Changing traffic patterns.    Content service providers and data center operators are increasingly building their own networks of connected data centers to handle increasing amounts of data. The architectures of these connected data centers dramatically increase the amount of data being transmitted within these data center networks. For example, Facebook found that a single 1 kB data inquiry generated 930 kB of traffic within its private data center network as reported in Facebook’s Data Center Network Architecture, an abstract from the proceedings of the IEEE Optical Interconnects Conference, published in May 2013.

•

Adoption of the “Internet of Things.”    Significant consumer, enterprise and governmental adoption of the “Internet of Things,” which refers to the global network of Internet-connected devices embedded with electronics, software and sensors, is anticipated to strain network capacity further and increase demand for bandwidth. The VNI Report estimates that 26.3 billion devices and objects will be connected to the Internet by 2020, compared to 16.3 billion in 2015.

Increasing Investment in Network Equipment

To satisfy the growth in demand for bandwidth, communications and content service providers and data center and cloud infrastructure operators, which we refer to collectively as cloud and service providers, are investing in the capacity and performance of their network equipment. Network equipment can be broadly categorized as routing and switching networking equipment, which, among other things, manages data routing functions, and optical equipment, which transports data over the fiber optic network.

The table below outlines the principal types of networks and estimated annual spend on high-speed optical network hardware related to the long-haul, metro and inter-data center markets, as described in the ACG 1H-2016 Worldwide Optical Infrastructure and Worldwide Data Center Interconnect (DCI) forecast, dated September 2016:

		Estimated Spend
Network Type	Description	2015	Forecast for 2020	CAGR
Long-haul	Distances greater than 1,500 km, and subsea connections	$4.6 billion	$6.9 billion	8.3%

Metro	Distances less than 1,500 km connecting regions and cities	$6.1 billion	$9.6 billion	9.3%

Inter-data center	Various lengths connecting large data centers	$1.3 billion	$4.2 billion	32.1%

Long-haul networks, which require sophisticated and high-capacity transmission capabilities, were traditionally the earliest adopters of high-speed optical technologies. Changing traffic patterns have also driven metro network operators and cloud and service providers to demand new technologies that can increase the capacity of their networks more rapidly. In addition, cloud infrastructure operators and content service providers have been building private networks of data centers, which are increasingly dependent on higher speed optical solutions to connect their data centers to each other.

Importance of Optical Interconnect Technologies

Optical equipment that interfaces directly with fiber relies on optical interconnect technologies that take digital signals from network equipment, perform signal processing to convert the digital signals to optical signals for transmission over the fiber network, and then perform the reverse functions on the receive side. These technologies also incorporate advanced signal processing that can monitor, manage and reduce errors and signal impairment in the fiber connection between the transmit and receive sides. Advanced optical interconnect technologies can enhance network performance by improving the capabilities and increasing the capacities of optical equipment and routers and switches, while also reducing operating costs.

The key characteristics of advanced optical interconnect technologies that dictate performance and capacity include:

•	Speed. Speed refers to the rate at which information can be transmitted over an optical channel and is measured in Gbps.
•	Density. Density refers to the physical footprint of the optical interconnect technology. Density is primarily a function of the size and power consumption of the technology.
•

Robustness.    Robustness refers to the ability of an optical interconnect technology to compensate for the signal impairment that accumulates through the fiber network and prevent and correct errors introduced by the network.

•

Power Consumption.    Power consumption refers to the amount of electricity an optical interconnect technology consumes. Lower power consumption permits improved density and product reliability, and results in lower operating expense for electricity and cooling.

•

Automation.    Automation refers to the ability of an optical interconnect technology to handle network tasks that historically were required to be performed manually, such as activation and channel provisioning.

•

Manageability.    Manageability refers to the ability of an optical interconnect technology to monitor network performance and detect and address network issues easily and efficiently, which helps increase reliability and reduce ongoing maintenance and operational needs.

As they build their network service offerings, cloud and service providers and network equipment manufacturers weigh these characteristics differently based on the particular demands and challenges they face. For example, cloud or service providers operating long-haul networks that transmit large amounts of data between Boston and San Francisco have relatively few connection points in their networks and may be more sensitive to speed and manageability of the optical interconnect and less focused on power consumption. In contrast, metro network operators or cloud or service providers operating inter-city or intra-city networks may face space and power constraints, as well as constantly changing workload needs, and be most focused on density, power consumption and automation.

Improvements in these characteristics can lead to reductions in development costs for network equipment manufacturers, who might otherwise need to develop their own optical interconnect technologies. In addition, improvements in these characteristics can lead to reductions in acquisition and development costs for network equipment manufacturers who incorporate third-party optical interconnect technologies into their equipment, which in turn can reduce capital costs for cloud and service providers. Further, improvements in power consumption, automation and manageability can result in reduced operating costs for cloud and service providers.

Coherent Interconnect Technologies

Traditional techniques for transmitting information via light signals over a fiber optic network used simple “on/off” manipulation, or modulation, of the light signal. These traditional techniques are adequate for transmission speeds up to 10 Gbps, as separate optical equipment can be used to monitor the fiber connection and to compensate for the degradation of the light signals when they travel through the fiber. At transmission speeds in excess of 10 Gbps, however, it becomes increasingly difficult to compensate for the degradation of light signals using traditional techniques. In addition, these traditional techniques require cumbersome and expensive equipment and do not meet network operators’ demands for high-quality signals. In the mid-2000s, advanced modulation techniques enabled by coherent communications techniques and digital signal processing were introduced to increase transmission speeds above 10 Gbps. However, these advanced modulation techniques required significant changes in the underlying optical interconnect technologies and architecture.

Coherent communications is a more complex method of transmitting and receiving information via optical signals. Coherent technologies enable greater utilization of complex formats that manipulate both a signal’s amplitude and its phase to yield a higher data transmission rate with better resilience to signal degradation. Coherent communications enables powerful digital signal processing to counter digitally the effects of signal degradation that were previously managed through an array of discrete components and costly techniques, such as optical dispersion compensation. By taking advantage of coherent communications technologies, some cloud and service providers are able to operate networks at transmission speeds of up to 400 Gbps today and are increasingly planning to adopt technologies that enable 1,000 Gbps and above transmission speeds. These providers require advanced coherent interconnect solutions.

Digital signal processing in coherent interconnect technologies takes place in an application-specific integrated circuit known as a coherent DSP ASIC. Building a coherent DSP ASIC is a multi-disciplinary undertaking requiring advanced knowledge of several complex technologies, such as optical systems, transmission, communications theory, digital signal processing algorithms and mixed signal design, and the development and verification of complex communications ASICs. To complete an interconnect solution, the coherent DSP ASIC must be used in conjunction with a number of photonic functions, such as modulation and transmission/reception. These functions have traditionally been performed by several discrete, bulky, expensive components that must be purchased by a network equipment manufacturer and designed into custom interface circuit boards before deployment. The development of a photonic integrated circuit, or PIC, enables dramatic improvements in size and cost by tightly integrating multiple photonic functions into a small integrated circuit.

Our Solution—The Siliconization of Optical Interconnect Technology

We have developed several families of high-speed coherent interconnect products that reduce the complexity and cost of optical interconnect technology, while simultaneously improving network performance and accelerating the pace of innovation in the optical networking industry. We build these advanced optical interconnect products using silicon, by converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect. The siliconization of optical interconnect allows us to integrate previously disparate optical functions into a single solution, leading to significant improvements in density and cost and allowing us to benefit from ongoing advances in CMOS. Our optical interconnect solution includes sophisticated modules that perform a majority of the digital signal processing and optical functions required to process network traffic at transmission speeds of 100 Gbps and above in long-haul, metro and inter-data center networks. Our modules meet the needs of cloud and service providers for optical interconnect products in a simple, open, high-performance form factor that can be easily integrated in a cost-effective manner with existing network equipment.

Our optical interconnect products are powered by our internally developed and purpose-built coherent DSP ASICs and/or silicon PICs. Our coherent DSP ASICs and silicon PICs are engineered to work together, and each integrates numerous signal processing and optical functions that together deliver a complete, cost-effective high-speed coherent optical interconnect solution in a small footprint that requires low power and provides significant automation and management capabilities. We believe that our highly integrated optical interconnect modules, which are based on our coherent DSP ASIC and silicon PIC, were, at the time of market introduction, the industry’s first interconnect modules to deliver transmission speeds of 100 Gbps and higher. Prior to the introduction of our highly integrated optical interconnect modules, we believe that these transmission speeds were not possible in modules in an industry standard form factor without sacrificing signal quality or other performance characteristics. For example, our CFP and CFP2 DCO modules, which are based on the industry-standard CFP and CFP2 form factors, enable cloud and service providers to easily upgrade their existing metro and inter-data center networks to 100 Gbps and 200 Gbps using their existing, deployed equipment chassis or newly designed network equipment with CFP slot capabilities. Furthermore, by providing an integrated solution that incorporates digital signal processing and optical functionality required to process and transmit data through a high-speed optical channel, our optical interconnect products reduce the resource requirements of the network equipment manufacturers necessary to build and service equipment with high-speed optical interconnect functionality.

We believe we were the first independent vendor to introduce at commercial scale both a coherent DSP ASIC and a silicon PIC integrated into an optical interconnect module. By designing our silicon PIC in a CMOS-compatible process, which is widely used in the semiconductor industry and generally does not require special packaging, we are able to reduce cost, increase reliability and take advantage of the ongoing improvement of CMOS technology, as well as contract with foundries for the manufacture of many of our products. Our silicon PIC incorporates several key optics functions, including modulation and transmission/reception functions, and supports transmission distances for long-haul, metro and inter-data center applications. We believe that our silicon PIC was the first commercially available PIC to include all of these functions over a broad range of transmission distances. By building both our coherent DSP ASIC and our silicon PIC in CMOS-compatible processes, we can improve the performance and efficiency of the optical interconnect and benefit from engineering synergies.

The advantages of our solution include:

•

Industry-leading speed, density and power consumption.    We believe that our coherent DSP ASICs, silicon PICs and 100 and 400 Gbps optical interconnect modules consume less power and have higher density than comparable optical interconnect products. Our modules perform functions that have traditionally been provided by several discrete pieces of network equipment.

•

Breadth of integration.    By integrating many photonic functions into our silicon PIC and further integrating our silicon PIC in our modules, we enable simplified network equipment designs and reduce the amount of development and optical engineering our customers would otherwise do internally, thereby freeing up their engineering resources to focus on other networking functions.
•

Software intelligence.    Our products incorporate software intelligence that automates tasks, such as channel provisioning, and increases manageability through a high level of software features, including increased monitoring and optimization.

•

Cost-efficiency.    We are able to offer our products at attractive price points as a result of the scale and process benefits of our CMOS platforms. In addition, the performance capabilities of our products permit greater flexibility and can reduce both design cost for the network equipment manufacturer and network design and ongoing operational cost for the cloud or service provider.

•

Ease of deployment.    By leveraging industry-standard interfaces, our modules enable cloud and service providers to immediately increase the speed and capacity of their networks by replacing their legacy 10 Gbps or 40 Gbps components with our 100 Gbps or 400 Gbps modules in their existing equipment. Our modules can also easily be deployed in next generation network equipment.

Our Competitive Strengths

We plan to maintain and extend our competitive advantages through rapid innovation delivering industry-leading high-speed interconnect products to our customers by focusing on the following key areas:

•

Leading provider of high-speed integrated optical interconnect modules.    We believe we were the first independent vendor to introduce at commercial scale both a coherent DSP ASIC and a silicon PIC integrated into an optical interconnect module capable of transmission speeds of 100 Gbps and above. Our modules solve many of the shortcomings of existing interconnect solutions and meet the majority of a cloud or service provider’s interconnect needs in a standard and compact form factor that can be easily integrated with other network equipment. Our coherent DSP ASICs and silicon PICs enable us to offer advanced optical interconnect products with desirable features such as high density, low power and high performance.

•

Track record of rapid innovation driven by advanced design methodologies.    We maximize the pace of innovation through a number of measures, including the creation of an expanding tool box of digital signal processing algorithms, ASIC implementations, CMOS-compatible optics subsystems and related intellectual property, which enable us to develop complex products at an increasing pace by reusing and expanding existing solutions. Our development, verification and test infrastructure and methodologies involve extensive automation, which increase the speed and quality of our development. Our ability to innovate at a rapid pace enables us to offer products purpose-built for different applications and based on the newest CMOS technology. These design and development capabilities have enabled us to introduce fourteen optical interconnect modules since 2009 for multiple markets, including long-haul, metro and inter-data center. Using our innovation and development model, since 2009 we have introduced six coherent DSP ASICs, each of which was built using the newest CMOS technology available at the time of their market introduction, and three silicon PICs.

•

Leveraging the strength of CMOS for photonics.    The density and cost of high-speed optical interconnect products have traditionally been determined by the photonic components. Implementing the photonic components in CMOS, and using CMOS as the platform for the integration of multiple discrete photonics functions, enables us to significantly reduce the density and cost of our optical interconnect products compared to traditional approaches, which typically rely on complex materials such as lithium niobate and indium phosphide that do not permit the same level of integration and do not benefit from the ongoing advances in CMOS technology driven by the entire electronics industry.

•

Proprietary software framework enables simplified configuration and deployment.    We have made substantial investments in the software components of our products, which we believe is key to increasing the performance and reducing the capital expenditures and operating expenses associated with high-speed networks. Our software framework also facilitates the integration of the many complex digital signal processing, ASIC, hardware and optical functions required in high-speed interconnect technologies and enables our customers to integrate our products easily into their existing networks. Through the use of software, we are able to configure the same product to be deployed in various network types with different needs and requirements, without the need to modify or reconfigure the network’s architecture, providing us with significant development and manufacturing efficiencies.

•

Customer collaboration provides deep understanding of market needs.    We collaborate closely with network equipment manufacturers, as well as directly with many cloud and service providers, and solicit their input as they design their network equipment and as we design our next-generation products. This provides us with deep insights into the current and future needs of our customers and the market, which in turn enables us to develop and deliver products that meet customer demands and anticipate market developments.
•

Strong management and engineering teams with significant industry expertise.    We have deliberately built our management and engineering teams, of which our founders remain a key part, to include personnel with extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. As of December 31, 2016, approximately 73% of our employees are engineers or have other technical backgrounds, and approximately 45% of our employees hold a Ph.D. or other advanced degree. Each element of our solution is developed by experts in the relevant field. Our collaborative development culture encourages employees with diverse experiences and expertise to work together to create innovative solutions.

Our Growth Strategy

Our goal is to become the leading provider of high-speed interconnect technology that underpins the world’s data and communication networks. To grow our business and achieve our mission, we are pursuing the following strategies:

•

Continue to innovate and extend our technology leadership.    Our coherent DSP ASICs and silicon PICs are at the heart of our products’ abilities to deliver cost-efficient high performance. We intend to continue to invest in our technology to deliver innovative and high-performance products and to identify and solve challenging interconnect needs. We expect that our continued investments in research and development will enable us to expand and enhance the capabilities of our CMOS-based products in order to continue to develop higher-capacity and higher-density software-enabled products. For example, we are currently developing optical interconnect modules that will enable transmission speeds of 1,000 Gbps and above. We also plan to continue to invest in silicon PIC innovation and its optimization with our coherent DSP ASICs in order to serve the growing demand for bandwidth.

•

Increase penetration within our existing customer base.    We focus heavily on the needs of our customers and frequently innovate in partnership with them to deliver cost-effective products that meet their specific needs. As we continue to enhance and expand our product family, and as our existing customers seek to expand and improve their network equipment technology, we expect to generate additional revenue through sales of existing and new products to these customers. At the same time, we have designed many of our latest-generation products to interoperate with prior-generation products so that our customers can continue to derive long-term value from their investments.

•

Continue to expand customer base.    We have increased the number of customers who purchase and use our products in each of the last six years, and we believe there continues to be unmet need for high-speed, cost-efficient interconnect products among cloud and service providers. In the year ended December 31, 2016, we sold our optical interconnect products to more than 25 customers. Historically, our sales have been primarily to network equipment manufacturers that do not have internally developed coherent DSP ASICs. We have had success in marketing and selling our products to network equipment manufacturers that have internally developed their own coherent DSP ASICs. We believe that the benefits of our solution, supported by the success of existing customers as references, will drive more network equipment manufacturers to purchase their interconnect products from us. We plan to continue to acquire new customers through expanded sales and marketing and brand recognition efforts.

•

Grow into adjacent markets.    We believe that growth in fiber optics-based communications is likely to accelerate, partly driven by the cost and density advantages of our CMOS solution, and that this growth, together with expansion in other markets that depend on high-speed networking capabilities, such as intra-data center and network access markets, will result in demand for additional applications for our products. By continuing to reduce the size, design complexity and power of the interconnect and the ease of integration into the equipment, we believe we can create opportunities to serve new types of customers that may seek to incorporate high-speed optical interconnect technologies into their products, including companies that do not have sufficient optical engineering expertise to develop systems using current interconnect technologies.

•

Selectively pursue strategic investments or acquisitions.    Although we expect to focus our growth strategy on expanding our market share organically, we may pursue investments or acquisitions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy.

Our Products

Our families of optical interconnect technology products consist of high-capability, scalable, cost-efficient optical interconnect modules that are rooted in our coherent DSP ASIC and silicon PIC components. Our products are built to meet the specific needs of various networks and support transmission capacities between 100 Gbps and 400 Gbps per module. We also have products in development that we anticipate will support transmission speeds of 1,000 Gbps and above. Our module products incorporate our proprietary advanced system-in-a-module software, which, through a standardized interface, enables seamless installation, configuration and operation and a high level of performance monitoring. We also selectively offer our coherent DSP ASIC and silicon PIC elements as standalone components.

We have developed and manufacture, sell and support the following high-speed coherent interconnect modules:

AC100-MSA Product Family

Our AC100-MSA product family supports 100 Gbps transmission speeds over distances of up to 12,000 km in an industry-standard 5” x 7” form factor. The modules in our AC100-MSA product family rely on advanced soft decision forward error correction, or FEC, and are mainly used in metro and long-haul applications.

AC100-CFP Product Family

Our AC100-CFP product family supports 100 Gbps transmission speeds over distances of up to 2,500 km in an industry-standard, pluggable CFP form factor. The modules in our AC100-CFP product family utilize our internally developed silicon PIC technology and are mainly used in metro, inter-data center and long-haul applications.

CFP2-DCO Product Family

Our CFP2-DCO product family supports 100 Gbps transmission speeds, using QPSK modulation, and 200 Gbps transmission speeds, using 8QAM and 16QAM modulation, over distances of up to 2,500 km in an industry standard CFP2 form factor. The module supports interoperable staircase FEC, as well as Acacia proprietary soft decision FEC, and is mainly used in data center interconnect, metro and long-haul applications.

CFP2-ACO Product Family

Our CFP2-ACO product family supports transmission speeds of up to 200 Gbps over distances of up to 2,500 km using an industry-standard, CFP2 pluggable form factor that was designed in accordance with the Implementation Agreement defined by the Optical Internetworking Forum.   This module has an analog electrical interface and a linear optical transmitter and receiver that supports multiple modulation formats and transmission capabilities of 100 Gbps and 200 Gbps based on the selected format. Our CFP2-ACO offers an optics-only solution for customers who currently rely on in-house DSP capabilities.

AC400 Flex Product Family

Our AC400 Flex product family supports transmission capacities ranging from 100 Gbps to 400 Gbps per module in a 5” x7” form factor. Modules in our AC400 Flex product family are software configurable to optimize transmission speeds, fiber capacity, compensation for signal impairment and power consumption for multiple applications, including inter-data center, metro, long-haul and subsea applications spanning transmission distances up to 12,000 km and greater.

DSP ASICs and Silicon PICs

Our module products are enabled by our coherent DSP ASIC and silicon PIC technology.  Our coherent DSP ASICs incorporate our proprietary signal processing algorithms to meet the power and performance requirements of the inter-data center, metro, long-haul and subsea markets. Our coherent silicon PICs incorporate multiple coherent optical functions, such as transmission and reception, in a single package.  We selectively offer our coherent DSP ASICs and silicon PICs as standalone components.

Sales and Marketing

We market and sell our products through our direct sales force consisting of sales personnel and centralized technical customer support. Our sales force also works closely with our product line management personnel to support strategic sales activities.

Our products typically have a long sales cycle, requiring discussions with prospective customers in order to better understand their network and system level requirements and technology roadmaps. Our customers are predominantly network equipment manufacturers, and we have discussions with them regarding the requirements of their end customers, which provides our sales force with insight into how our products will be deployed in the networks of these end customers. This sales process requires us to develop strong customer relationships. The period of time from our initial contact with a prospective or current customer to the receipt of an actual purchase order is frequently a year or more. Prospective customers perform system and network level testing before equipment is deployed in a network carrying live traffic. Customers require us to perform extensive verification testing and qualification based on industry standards. This phase of our sales cycle can take several months and purchase arrangements may not be entered into until after this phase is completed.

We invest time and resources to meet with leading carriers and cloud service providers to understand network system performance issues. These efforts provide us with a deep understanding of the challenges faced by carriers and cloud service providers which, in turn, enables us to focus our future product and technology development efforts to address those challenges. For example, understanding that several of our customers are planning to adopt technologies that enable up to 1,000 Gbps and higher transmission speeds, we are currently developing products to satisfy these requirements.

Our in-house sales personnel also assist customers with forecasts, orders, delivery requirements, and warranty returns. Our technical support engineers respond to technical and product-related questions, provide simulation tools to enable customers to optimize their optical link design, and provide application support to customers who have incorporated our products into their systems. In general, we have centralized our technical support operations at our corporate headquarters in Maynard, Massachusetts. Our centralized customer support operations allow our technical customer support personnel to work directly with our research and development and operations personnel on a regular basis, which reduces the time it takes to identify and address our customers’ technical issues and helps our technical support personnel maintain and improve upon their technical skills. We also provide technical support to our international customers from our offices in California and China.

Customers

The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 25 during 2016. The following table sets forth our revenue by geographic region for the periods indicated, based on the country or region to which the products were shipped:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Americas	$92,452	$46,624	$32,109
EMEA	147,548	103,150	60,101
APAC	238,412	89,282	54,024
Total revenue	$478,412	$239,056	$146,234

We have historically generated most of our revenue from a limited number of customers. In 2016, 2015 and 2014, our five largest customers in each period (which differed by period) collectively accounted for 78%, 74%, and 78% of our revenue, respectively. In 2016, 2015 and 2014, ADVA Optical Networking North America, Inc. accounted for 26%, 22%, and 23% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 32%, 28%, and 35% of our revenue, respectively. In addition, during 2015, Coriant, Inc. accounted for 13% of our revenue.

Please refer to Note 3, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Manufacturing

We contract with third parties to manufacture, assemble and test our products. We utilize a range of CMOS and CMOS-compatible processes to develop and manufacture the coherent DSP ASICs and silicon PICs that are designed into our modules. We select the semiconductor process and foundry that provides the best combination of performance, cost and feature attributes necessary for our products.

We contract with three third-party contract manufacturers to test, build and inspect modules incorporating our coherent DSP ASICs and silicon PICs for high-volume production of our modules. Our contract manufacturers also implement many customer-specific configurations and packaging before customer shipments. We build the test systems used by our contract manufacturers. We also directly manufacture prototype products and limited production quantities during initial new product introduction.

We believe our outsourced manufacturing model enables us to focus our resources and expertise on the design, sale, support and marketing of our products to best meet customer requirements. We also believe that this manufacturing model provides us with the flexibility required to respond to new market opportunities and changes in customer demand, simplifies the scope of our operations and administrative processes and significantly reduces our working capital requirements, while providing the ability to scale production rapidly.

We subject our third-party contract manufacturers and foundries to qualification requirements in order to meet the high quality and reliability standards required of our products. Our engineers and supply chain personnel work closely with third-party contract manufacturers and fab foundries to increase yield, reduce manufacturing costs, improve product quality and ensure that component sourcing strategies are in place to support our manufacturing needs.

Research and Development

Our engineering group has extensive experience in optical systems and networking, digital signal processing, ASIC development and design, silicon photonic integration, system software development and high-speed electronics design. As of December 31, 2016, approximately 73% of our employees are engineers or have other technical backgrounds, and approximately 45% of our employees hold a Ph.D. or other advanced degree. We utilize our hardware and software expertise to integrate coherent DSP ASICs and silicon PICs into high-speed interconnect products that are compatible with industry-standard form factor, interfaces and power consumption requirements. We participate in industry groups such as Optical Internetworking Forum to help drive the industry towards standardization that allows our customers to more easily integrate our products into their systems. In addition, we offer our integration expertise to our customers to help expedite their adoption of new products.

We use simulation tools at many levels of product development, reducing the number of design errors and the need for costly and time consuming development cycles. Our simulation environment makes use of industry standard computer aided design tools as well as models and tools that are developed internally. Our simulation tools also allow us to make efficient tradeoffs between power consumption, size and performance early in the development cycle. We believe this contributes to the ability of our products to deliver superior performance with low power consumption.

Our research and development facilities are located in Maynard, Massachusetts, Holmdel, New Jersey, San Jose, California, Ottawa, Canada, Bangalore, India and Wooburn Green, United Kingdom. We have devoted approximately 87,000 square feet of space to our research and development facilities, which we expect to increase in the future. Our research and development facilities are equipped with industry standard test equipment, including optical spectrum analyzers, high-speed sampling oscilloscopes, logic analyzers, wafer probes, wafer saws, optical network and Ethernet test sets, thousands of kilometers of optical fiber and associated optical amplifiers and other optical test equipment. We use these facilities to conduct comprehensive testing and validation procedures on internally produced chips, components and products before transferring production to our contract manufacturers for commercial, higher-volume manufacturing.

As research and development is critical to our continuing success, we are committed to maintaining high levels of research and development over the long term. We incurred research and development expenses of $75.7 million, $38.6 million and $28.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Intellectual Property

Our success and ability to compete depend substantially upon our core technology and intellectual property rights. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property rights. In addition, we generally require employees and consultants to execute appropriate non-disclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information remain confidential.

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and certain other countries for inventions that we consider significant. As of December 31, 2016, we had 57 patent applications pending in the United States, five patent applications pending under Patent Cooperation Treaty filings, two foreign patent applications, and 18 patents granted in the United States, which expire between 2027 and 2035. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology for much longer than us. As we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, result in settlements or judgements that require payment of significant royalties or damages or require us to expend time and money to develop non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Competition

The optical communications markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Finisar, Fujitsu Optical Components, Inphi, Lumentum Holdings, NEL, Neophotonics, Oclaro and Sumitomo Electric Industries. We also compete with internally developed coherent interconnect solutions of certain network equipment manufacturers, including Alcatel-Lucent (which was acquired by Nokia in January 2016), Ciena, Huawei, Cisco and Infinera. Consolidation in the optical systems and components industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.

The principal competitive factors upon which we compete include performance, low power consumption, rapid innovation, breadth of product line, availability, product reliability, multi-sourcing and selling price. We believe that we compete effectively by offering high levels of customer value through high speed, high density, low power consumption, broad integration of photonic functions, software intelligence for configuration, control and monitoring, cost-efficiency, ease of deployment and collaborative product design. We cannot be certain we will continue to compete effectively.

We also may face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.

Government Regulation

Our products and services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE Kangxun Telecom Co. Ltd., or ZTE, and three of its affiliates to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016. On June 28, 2016, August 19, 2016, November 18, 2016 and February 23, 2017, the U.S. Department of Commerce extended the temporary general license, with the latest extension ending March 29, 2017. It is unclear whether the U.S. Department of Commerce will extend this temporary general license beyond the March 29, 2017 expiration date or permit sales to the designated ZTE entities after this temporary general license expires. There can be no guarantee that this or future regulatory activity would not materially interfere with our ability to make sales to ZTE or other customers. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries, and importation of our products, including by our partners, must comply with these laws and regulations.

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

In addition, we are subject to environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, the handling and disposal of hazardous substances and wastes, employee health and safety and the use of hazardous materials in, and the recycling of, our products.

Employees

As of December 31, 2016, we employed 290 full-time employees, consisting of 142 in research and development, 71 in operations, which includes manufacturing, supply chain, quality control and assurance, and 77 in executive, sales, general and administrative, and seven part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated in the State of Delaware in June 2009. Our principal executive offices are located at Three Mill and Main Place, Suite 400, Maynard, MA 01754, and our telephone number at that address is (978) 938-4896. Our website address is www.acacia-inc.com.

“Acacia Communications®,” “Acacia®,” “Connecting at the Speed of Light®,” our logo, and other trademarks or tradenames of Acacia Communications, Inc. appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K also contains trademarks and trade names of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Available Information

We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC.  We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 of the Exchange Act as soon as reasonably practicable after copies of such filings are provided to us by the reporting persons.  The information contained on, or that can be accessed through, our website is neither a part of, nor incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of these risks occurs, our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason, including as a result of U.S. Department of Commerce restrictions currently applied to our largest customer, could harm our financial condition.

We have historically generated most of our revenue from a limited number of customers. In 2016, 2015 and 2014, our five largest customers in each period (which differed by period) collectively accounted for 78%, 74%, and 78% of our revenue, respectively. In 2016, 2015 and 2014, ADVA Optical Networking North America, Inc. accounted for 26%, 22%, and 23% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 32%, 28%, and 35% of our revenue, respectively. In addition, during 2015, Coriant, Inc. accounted for 13% of our revenue.  As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.

For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE, its parent company and two other affiliated entities to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. On June 28, 2016, August 19, 2016, November 18, 2016 and February 23, 2017, the U.S. Department of Commerce extended the temporary general license, with the latest extension ending March 29, 2017. There can be no guarantee that the U.S. Department of Commerce will extend this temporary general license beyond the March 29, 2017 expiration date or permit any sales to the designated ZTE entities after this temporary general license expires. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or any of its affiliates or other customers. The loss or temporary loss of ZTE as a result of this or future regulatory activity could materially harm our business, financial condition, results of operations and prospects.

We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in each of the second and fourth quarters of 2016, however, orders from that customer were substantially lower in the third quarter of 2016. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers or reduced purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.

We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.

Since January 1, 2013, we have shipped our products to customers located in 18 foreign countries. In 2016, 2015, and 2014, we derived 82%, 82%, and 79%, respectively, of our revenue from sales to customers with delivery locations outside the United States. A significant portion of our international sales are made to customers with delivery locations in China. In 2016, 2015 and 2014, we derived 41%, 36%, and 36%, respectively, of our revenue from sales to customers with delivery locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

•

U.S. or foreign governmental action, such as export control or import restrictions, that could prevent or significantly hinder our ability to sell our products to ZTE or any of its affiliates or other customers in China or other foreign jurisdictions;

•	greater difficulty in enforcing contracts and accounts receivable obligations and longer collection periods;
•	difficulties in managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•

the impact of general economic and political conditions in economies outside the United States, including the uncertainty arising from the recent referendum vote in the United Kingdom in favor of exiting the European Union, and heightened economic and political uncertainty within and among other European Union member states;

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

The current U.S. President and his Administration, and some members of the current U.S. Congress, have signaled a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the U.S.  Since we rely primarily upon non-U.S. manufacturers to make our products, such steps, if adopted, could make our products more expensive and less competitive in the U.S. market.  Such steps, if adopted, could also lead to retaliatory actions by other countries, which could make it more difficult to sell our products in those countries, or make our products more expensive and less competitive in those foreign markets.  It is not known what specific measures might be proposed or how they would be implemented or enforced.  There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.

In addition, international customers may also require that we comply with additional testing or customization of our products to conform to local standards, which could materially increase the costs to sell our products in those markets.

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

We were founded in 2009 and shipped our first products in 2011. Our limited operating history, combined with the rapidly evolving and competitive nature and consolidation of our industry, suppliers, manufacturers and customers, makes it difficult to evaluate our current business and future prospects. We have encountered and may continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business, financial condition, results of operations and prospects could be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving and increasingly competitive market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

In general, a new product development effort may last two years or longer, and requires significant investments in engineering hours, third-party development costs, equipment, prototypes and sample materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may be costlier to develop, may fail to meet the requirements of the market or our customers, or may be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

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

The fabrication, assembly and testing of our products is done by third-party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs and modules. Our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. These issues could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries and/or move existing internal or external production lines to new manufacturers or foundries, we could experience supply disruptions during the transition process.

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
•

competition with our contract manufacturers’ or foundries’ other customers when contract manufacturers or foundries allocate capacity or supply during periods of capacity constraint or supply shortages; and

•	potential regulatory changes, including in the United States, that could in the future prohibit, or increase our costs relating to, the use of contract manufacturers and foundries in certain regions.

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

We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience financial difficulties that could prevent them from supplying us materials, or equipment used in the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as labor issues, political unrest or natural disasters. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, equipment and tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.

Any supply deficiencies or industry allocation shortages relating to the quantities of materials, equipment or tools we use to design and manufacture our products could materially and adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials, equipment and tools from suppliers have increased and in some instances have exceeded the lead times provided to us by our customers. In some cases, these lead time increases have limited our ability to respond to or meet customer demand. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. In addition, potential regulatory changes, including in the United States, could in the future prohibit, or increase our costs relating to, the use of suppliers in certain regions. If key components or materials are unavailable, our costs would increase and our revenue would decline.

Our revenue growth rate in recent periods may not be indicative of our future growth or performance.

Our revenue growth rate in recent periods may not be indicative of our future growth or performance. We experienced revenue growth rates of 100%, 63% and 88% in 2016, 2015 and 2014, respectively, in each case compared to the corresponding periods in the immediately preceding year. We may not achieve similar revenue growth rates in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to maintain or improve our gross margins.

We may not be able to maintain or improve our gross margins. Factors such as slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand, annual, semi-annual or quarterly price reductions and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have the potential to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in costs of components and materials, the timing changes in our inventory, warranty costs and related returns, changes in foreign currency exchange rates, potential inability to reduce manufacturing costs in response to any decrease in our revenue, possible exposure to inventory valuation reserves and failure to obtain the anticipated benefits of our tax planning strategies. Our competitors have a history of reducing their prices to increase or avoid losing market share, and if and as we continue to gain market share we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.

We have a history of operating losses, and we may not maintain or increase our profitability.

Although we were profitable in 2016, 2015 and 2014, we incurred operating losses in 2009 through 2013. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.

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

Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE and three of its affiliates to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. On June 28, 2016, August 19, 2016, November 18, 2016 and February 23, 2017, the U.S. Department of Commerce extended the temporary general license, with the latest extension ending March 29, 2017. There can be no guarantee that the U.S. Department of Commerce will extend this temporary general license beyond the March 29, 2017 expiration date or permit any sales to the designated ZTE entities after this temporary general license expires. This or future regulatory activity may materially interfere with our ability to make sales to ZTE or other customers. The loss or temporary loss of ZTE as a result of this or future regulatory activity could materially harm our business, financial condition, results of operations and prospects. In addition, our association with ZTE could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.

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

The failure to increase sales to our customers and expand our customer base as anticipated could adversely affect our future revenue growth and adversely affect our business.

We believe that our future success will depend, in part, on our ability to expand sales to our existing customers for use in a customer’s existing or new product offerings and continue to expand our customer base. Our efforts to increase product sales to new and existing customers may generate less revenue than anticipated or take longer than anticipated. If we are unable to increase sales to our new and existing customers and expand our customer base as anticipated, our business, financial condition, results of operations and prospects could be adversely affected.

Quality control problems in manufacturing could result in delays in product shipments to customers or in quality problems with our products which could adversely affect our business.

We may experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. If we are unable to identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials provided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Additional personnel may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in increasing sales to our existing customer base or obtaining new customers, our business, financial condition, results of operations and prospects will be adversely affected.

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

We operate in a dynamic and competitive industry and use significant resources to develop new products for existing and new markets. After we have developed a product, there is no guarantee that our customers will integrate our product into their equipment or devices and, ultimately, bring the equipment and devices incorporating our product to market. In addition, there is no guarantee that cloud, network and communications service providers will ultimately choose to purchase network equipment that incorporates our products. In these situations, we may never produce or deliver significant quantities of our products, even after incurring substantial development expenses. From the time a customer elects to integrate our interconnect technology into their product, it typically takes 18 to 24 months for high-volume production of that product to commence. After volume production begins, we cannot be assured that the equipment or devices incorporating our product will gain market acceptance by network operators.

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

Competitors may be able to more quickly and effectively:

•	develop or respond to new technologies or technical standards;
•	react to changing customer requirements and expectations;
•	devote needed resources to the development, production, promotion and sale of products;
•	attain high manufacturing yields on new product designs;
•	establish and take advantage of operations in lower-cost regions;
•	bring relevant products to the market or enable their customers to bring relevant products to the market through a faster integration cycle; and
•	deliver competitive products at lower prices, with lower gross margins or at lower costs than our products.

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

We may in the future acquire businesses or assets in an effort to increase our growth, enhance our ability to compete, complement our product offerings, enter new and adjacent markets, obtain access to additional technical resources, enhance our intellectual property rights or pursue other competitive opportunities. If we seek acquisitions, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. We are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, if we identify a target we seek to acquire.

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

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our stock.

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

Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and health epidemics as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in Japan, Singapore and Taiwan.   The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China, New Hampshire and Thailand, and some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. In addition, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Hazlet, New Jersey. Any catastrophic loss or significant damage to any of these facilities or facilities we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

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

We increasingly depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website and email services, and misappropriate our proprietary information, provide false or misleading instructions to our personnel, embed malicious code in our products or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Additionally, we depend upon our employees and contractors to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

We implemented a corporate restructuring in December 2015, and if we do not achieve the anticipated financial, operational and effective tax rate efficiencies as a result of our new corporate structure, our financial condition and results of operations could be adversely affected.

In December 2015, we implemented a reorganization of our corporate structure and intercompany relationships to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring has allowed us to achieve financial and operational efficiencies and to reduce our overall effective tax rate in 2016 through changes in our international procurement, manufacturing and sales operations, and in the ways we develop, own and use certain intellectual property. This corporate restructuring has also allowed us to achieve financial and operational efficiencies. We cannot provide assurance that these tax benefits and efficiencies will continue into future periods.  Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits is challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including changes in any proposed legislation to reform U.S. taxation of international business activities and any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.

The implementation of our corporate restructuring increases the likelihood that unfavorable tax law changes, unfavorable government review of our tax returns, changes in our geographic earnings mix or imposition of withholding taxes on repatriated earnings could have an adverse effect on our effective tax rate and our operating results.

We have expanded and will likely continue to expand our operations into multiple non-U.S. jurisdictions in connection with our recent corporate restructuring, including those having lower tax rates than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. The continued availability of lower tax rates in non-U.S. jurisdictions, if any, will be dependent on how we conduct our business operation on a going forward basis across all jurisdictions. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our tax positions, including the assumptions and estimates on which we base the valuation and pricing of intercompany transactions. In addition, tax proposals are being considered by the U.S. Congress and the legislative bodies in some of the foreign jurisdictions in which we operate that could affect our effective tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. This could result in additional tax liabilities or other adjustments to our historical results.

Under GAAP, we currently do not provide for U.S. income taxes on the earnings of our foreign subsidiaries as such earnings are planned to be reinvested indefinitely. Under GAAP, U.S. income taxes will be provided on such earnings if and when they are distributed to our U.S. headquarters in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries are sold or otherwise transferred. At such time, we would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes on such distributions or sold or transferred shares. If GAAP were to be changed in the future and we were required to provide U.S. income taxes on the earnings of our foreign subsidiaries when earned and not distributed, our effective tax rate would materially increase.

We may determine in the future that it is advisable to repatriate earnings from non-U.S. subsidiaries. Such a repatriation could result in a significant liability for U.S. tax at the higher U.S. corporate tax rate, and credits for the foreign taxes paid on such earnings may or may not be available. In addition, the repatriation of foreign earnings could give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, for which foreign tax credits may or may not be available. The imposition of U.S. taxes, the imposition of foreign withholding taxes, and limitations on the availability of foreign tax credits could adversely affect our effective tax rate.

The final determination of our income tax liability may be materially different from our income tax provision.

The final determination of our income tax liability, which includes the impact of our corporate restructuring, may be materially different from our income tax provision. We are subject to income taxes in the United States and, as a result of our corporate restructuring, have become subject to income taxes in international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are some transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file or will file as a result of the proposed corporate restructuring. Although we believe our tax estimates, which include the impact of anticipated tax benefits in connection with our corporate restructuring, are and will be appropriate, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

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

As of December 31, 2016, we had net operating loss carryforward amounts, or NOLs, of approximately $11.5 million and $27.6 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $7.2 million and $9.1 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2018 through 2036 and $0.2 million of such carryforwards will expire between 2018 and 2019 if not used. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2036. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, our follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, legislation to reform the U.S. taxation of business activities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitably would otherwise allow for it.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions, including in the United States.

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

There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices.  For example, the OECD has released guidance relating to various international tax related topics in an initiative referred to as Base Erosion and Profit Shifting, or BEPS, that aims to standardize and modernize global tax policy. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.

In addition, some members of the U.S. Congress have recently begun publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax with a so-called “destination-based cash flow tax” in addition to other potential tax reforms that the recently elected President and members of his administration may be considering.

Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.

Risks Related to Our Intellectual Property

Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims from companies, including from competitors, suppliers and customers, some of whom have substantially more resources and have been developing relevant technologies for much longer than us.

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of our customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights and are unable to provide a sufficient work around, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. A party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. We have from time to time received notices from third parties alleging infringement of their intellectual property and, in some cases, have entered into license agreements with such third parties with respect to such intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms, including any that restrict our ability to utilize the licensed technology in specified markets or geographic locations, could have a significant adverse effect on our operating results. In addition, in the event we are granted such a license, it is possible the license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. For example, as described further in Item 1 of Part II “Legal Proceedings,” on January 21, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. As we continue to gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe its rights, the litigation could be expensive and could divert our management resources.

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

We incorporate technology, including software, which we license from third parties into our products. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products containing that technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share and operating results could be significantly harmed.

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
•

changes in general economic, industry and market conditions and trends, including the economic slowdown in China and the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union;

•	investors’ general perception of us;
•	significant short interest in our stock;
•	sales of large blocks of our stock;
•	announcements regarding further industry consolidation; and
•	changes in regulations in the United States and other jurisdictions in which we do business.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;
•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the mix of products sold in a quarter;
•	export control laws or regulations that could impede our ability to sell our products to ZTE or any of its affiliates or other customers in certain foreign jurisdictions;
•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;
•	our ability to ramp production of new products with our contract manufacturers;
•	delays or disruptions in our supply or manufacturing chain;
•	our ability to reduce manufacturing costs;
•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•	seasonal buying patterns of some of our customers;
•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;
•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;
•	insolvency, credit, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;
•	levels of product returns and contractual price protection rights;
•	adverse litigation judgments, settlements or other litigation-related costs;
•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;
•	proposed legislation to reform U.S. taxation of international business activities;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and
•	general economic conditions in either domestic or international markets.

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

As of February 15, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 37% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 15, 2017 we have 38,422,031 shares of common stock outstanding, all of which are available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of February 15, 2017, there were 2,116,016 shares subject to outstanding options, 1,965,007 shares subject to outstanding restricted stock units, or RSUs, and an additional 4,434,017 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 18,012,289 shares of our common stock as of February 15, 2017 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operation as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

We have incurred and expect that we will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company.” These increased costs and demands could adversely affect our business, operating results and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2018 in respect of the year ending December 31, 2017, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment has and may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Maynard, Massachusetts, which we occupy under a lease expiring in February 2025. We lease additional facilities, with domestic and international locations in Holmdel, New Jersey, expiring in January 2022, renewable for two additional five-year terms, Wooburn Green, United Kingdom, expiring in October 2021, in San Jose, California, expiring in August 2020, in Mountain View, California, expiring in July 2018, renewable for an additional one-year term, in Bangalore, India, expiring in September 2018, in Limerick, Ireland, expiring in January 2021, and in Nanshan, Shenzhen, expiring in January 2018.

Item 3.	Legal Proceedings

On January 21, 2016, ViaSat, Inc. filed a suit against us in the U.S. District Court for the Southern District of California alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The lawsuit is still pending and discovery is ongoing. We are continuing to evaluate ViaSat’s claims, but based on the information available to us as of the date of this Annual Report on Form 10-K, we currently believe that this suit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ACIA” since May 13, 2016. The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

	Price Range
	High	Low
2016
Quarter ended June 30, 2016 (from May 13, 2016)	$45.75	$27.05
Quarter ended September 30, 2016	$128.73	$39.29
Quarter ended December 31, 2016	$113.54	$61.75

Holders

As of the close of business on February 15, 2017, there were approximately 49 holders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders for our common shares for the period from May 13, 2016 (the date our common stock began trading on the NASDAQ Global Select Market) through December 31, 2016 with the NASDAQ Composite Index. The comparison assumes an investment of $100 is made on May 13, 2016 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On May 12, 2016, the SEC declared our registration statement on Form S-1 (File No. 333-208680) for our initial public offering effective.  The net offering proceeds to us, after deducting underwriting discounts of $7.4 million and offering expenses payable by us totaling $4.3 million, were approximately $93.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 13, 2016 pursuant to Rule 424(b)(4).  We invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

  Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.	Selected Financial Data

The consolidated income statement data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data presented below for the year ended December 31, 2013, and the consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited financial statements not appearing in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Income Statement Data:
Revenue	$478,412	$239,056	$146,234
Cost of revenue(1)	257,425	145,350	93,558
Gross profit	220,987	93,706	52,676
Operating expenses:
Research and development(1)	75,696	38,645	28,471
Sales, general and administrative(1)	27,676	13,124	6,615
Loss on disposal of property and equipment	25	—	108
Total operating expenses	103,397	51,769	35,194
Income from operations	117,590	41,937	17,482
Total other expense, net	(2,969)	(2,132)	(1,029)
Income before (benefit) provision for income taxes	114,621	39,805	16,453
(Benefit) provision for income taxes	(16,956)	(715)	2,933
Net income	$131,577	$40,520	$13,520
Net income per share attributable to common stockholders:
Basic	$3.77	$1.18	$0.31
Diluted	$3.22	$0.91	$0.23

(1)	Stock-based compensation included in the consolidated statements of income data above was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$1,629	$75	$17
Research and development	12,347	561	258
Sales, general and administrative	6,769	189	132
Total stock-based compensation	$20,745	$825	$407

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$206,402	$27,610	$21,128
Marketable securities	104,004	—	—
Working capital	381,707	55,147	31,710
Total assets	516,936	130,744	65,660
Long-term debt, including current portion	—	—	2,115
Total liabilities	82,141	51,948	28,409
Redeemable convertible preferred stock	—	70,780	66,427
Total stockholders' equity (deficit)	434,795	8,016	(29,176)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.”

Company Overview

Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and a reduction in associated costs. By converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products include a series of low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and silicon photonic integrated circuits, or silicon PICs, which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. We are also developing optical interconnect modules that will enable transmission speeds of one terabit (1,000 gigabits) per second and above. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points.

Key Factors Affecting our Performance

We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers and add new customers over time. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors” for a discussion of these risks. If we are unable to address these challenges, our business could be adversely affected.

Network Service Provider Investment in High-Speed Optical Equipment.    Cloud and service providers are continuing to invest in higher capacity networks to support the continued growth in demand for data traffic. We believe that 100 Gbps and 400 Gbps coherent optical technologies, and in the near future interfaces supporting transmission speeds of one terabit (1,000 gigabits) per second and above, will continue to replace older technologies in long-haul, metro and inter-data center networks. Our business and results depend on the continued investment by network service providers in these advanced networks.

Expanding Sales to Existing Customer Base.    We expect that a substantial portion of our future sales will be follow-on sales to existing customers. One of our sales strategies is to maintain a high level of customer satisfaction by delivering our products with compelling value propositions. We believe that our current customers present us with significant opportunities for additional product sales given the existing and expected market share of these customers and our prior sales experience with them. We also believe that our customers will continue to design our products into their network equipment products in an effort to maintain and potentially grow their market share over time as growth in the overall market for optical interconnect continues to grow. Our customers have historically shown a high propensity to purchase new products from us over multiple quarters and in many cases over multiple years at increasing volumes. In addition, several of our customers have elected to integrate an increasing number of our products into their network equipment product lines. For example, the eight customers who first purchased products from us in 2011 generated $12.7 million of revenue in 2011 compared to $358.6 million of revenue in 2016, representing a compound annual growth rate of 95%. For the period of 2011 through 2016, these eight customers generated cumulative revenue of $762.8 million.

Adding New Customers.    We believe that the metro and inter-data center markets are still in the early stages of adoption. We intend to add new customers over time by continuing to invest in our technology and business development team to capitalize on these new opportunities. Our products and technology have accelerated the rate at which optical interconnect technology can be easily deployed and designed into newer generation network equipment, thus making it easier to integrate our products across many system applications. Generally, we educate prospective customers in these markets about the technical merits and capabilities of our products, the potential cost savings of our products and the costs of designing and utilizing internally developed solutions. We build relationships with prospective customers at all levels in a customer’s organizational hierarchy. We believe that customer references and our existing customers’ ability to gain market share combined with our product and technology strengths and capabilities have been, and will continue to be, an important factor in winning new business.

Selling More Highly Integrated and Higher-Performance Products.    Our results of operations have been, and we believe will continue to be, affected by our ability to design and sell more highly integrated products with improved performance and increased functionality. We aim to grow our revenue and expand our margins by enabling customers to transition from previously deployed 10 Gbps and 40 Gbps solutions to our 100 Gbps and 400 Gbps modules and demonstrate the value proposition to the growing number of metro and inter-data center network equipment designers and manufacturers. Our ability to sustain our revenue growth and gross margin improvement will depend, in part, upon our continued sales of our newer, more integrated and higher performance products, and our quarterly results of operations can be significantly impacted by the mix of products sold during the period.

Investing in Research and Development for Growth.    We believe that the market for our optical interconnect technology products is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in coherent digital signal processing, optics integration, silicon photonics, hardware engineering and software, all of which afford ongoing vertical integration of components into our core technologies. By investing in research and development, we believe we will be well positioned to continue to design new products and grow our business and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments.

Customer Concentration.    During 2016, 2015 and 2014, our five largest customers in each period (which differed by period) accounted for 78%, 74% and 78% of our revenue, respectively. During 2016, 2015 and 2014, our largest customer in each period, ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 32%, 28% and 35% of our revenue, respectively. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, annual and semi-annual pricing reductions and pricing discounts to large volume customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales and the mix of products sold to large volume customers. In March 2016, the U.S. Department of Commerce imposed new export licensing requirements on certain ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. However, the U.S. Department of Commerce has since suspended the enhanced export licensing requirements, most recently on February 23, 2017 by way of an extension ending March 29, 2017. It is unclear whether the U.S. Department of Commerce will further extend this temporary suspension or permit future sales to the designated ZTE entities. See “Item 1. Business—Government Regulations” for further information.

Key Components of our Results of Operations

Revenue

We derive substantially all of our revenue from the sale of our products within our 100 and 400 Gbps product families, which we sell through our direct sales force. We sell a substantial majority of our products to network equipment manufacturers for ultimate sale to communications and content service providers and data center and cloud infrastructure operators, which we refer to together as cloud and service providers, and we expect network equipment manufacturer customers to be the primary market for our products for the foreseeable future. Our negotiated terms and conditions of sale do not allow for product returns.

Our revenue is affected by changes in the number, product mix and average selling prices of our products. Our product revenue is typically characterized by a life cycle that begins with sales of pre-production samples and prototypes followed by the sale of early production models with higher average selling prices and lower volumes, followed by broader market adoption, higher volumes, and average selling prices that are lower than initial levels. In addition, our product revenue may be affected by contractual commitments to significant customers that obligate us to reduce the selling price of our products on an annual or semi-annual basis.

Cost of Revenue

Our cost of revenue is comprised primarily of the costs of procuring goods from our contract manufacturers and other suppliers. In addition, cost of revenue includes assembly, test, quality assurance, warranty and logistics-related fees, impacts of manufacturing yield, depreciation, general overhead costs, and costs associated with excess and obsolete inventory.

Personnel-related expenses include salaries, benefits and stock-based compensation, as well as consulting fees for those personnel engaged in the management of our contract manufacturers, new product manufacturing activities, logistical support and manufacturing and test engineering and supply chain management.

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, sales of more highly integrated products, target end markets for our products, pricing due to competitive pressure, and favorable and unfavorable changes in production costs, including global demand for electronic components used in our products. As some products mature and unit volumes increase, the average selling prices of those products may decline. These declines often coincide with improvements in manufacturing yields and lower wafer, component, assembly and test costs, which lower production costs and may offset some of the margin reduction that results from lower selling prices. We anticipate that our newer modules, which integrate our silicon PIC, will contribute higher gross profit over time than some of our older products, because the integration of our silicon PIC into these products eliminates the need for us to purchase several high-cost discrete components for the same level of functionality, thus improving margins on these products. In addition, we have shifted the manufacturing of the majority of our high volume products to contract manufacturers located in lower-cost regions, which is expected to decrease the cost of the manufacturing of these products and correspondingly improve margins. However, the current U.S. President and his Administration, and some members of the current U.S. Congress, have signaled a willingness to impose new taxes on certain goods imported into the U.S., although it is not known what specific measures might be proposed or how they would be implemented or enforced. There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing our high volume products and decrease our margins will not be enacted.  See “Item 1A. Risk Factors—Risks Related to our Business and Industry—We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations” for further information.

Although we primarily procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor and component costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass resulting costs on to us, which could have a material effect on our future average unit costs. Our gross profit may fluctuate from period to period as a result of changes in average selling prices related to new product introductions, existing product transitions into larger scale commercial volumes, maturity of a product within its life cycle, the effect of prototype and sample sales and resulting mix of products within a family of products. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar.

Operating Expenses

We classify our operating expenses as research and development and sales, general and administrative expenses.

•

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities incurred directly, and with support from, external vendors, such as outsourced research and development costs, as well as costs for prototypes, depreciation, purchased intellectual property, facilities and travel. In future periods, we may hedge certain significant outsourced research and development transactions denominated in currencies other than the U.S. dollar. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and new technologies, including with respect to increased performance and smaller industry-standard form factors.

•

Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing, customer service, technical support, and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, legal and other professional services, facilities, general liability insurance and travel. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars primarily due to our continued growth and the costs of compliance associated with being a public company.

Other (Expense) Income, Net

Other (expense) income, net consists of loss on the revaluation of our redeemable convertible preferred stock warrant liability, interest expense associated with our working capital line of credit and term loan, amortization of debt issuance costs and debt discount, interest income earned on our cash and investment balances, and foreign currency transaction gains and losses. To date, we have not utilized derivatives to hedge our foreign exchange risk as we believe the risk to be immaterial to our results of operations. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.

(Benefit) Provision for Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws and interpretations of those laws. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations.

Results of Operations

The following tables set forth the components of our consolidated income statements for each of the periods presented and as a percentage of revenue for those periods.  The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Income Statement Data:
Revenue	$478,412	$239,056	$146,234
Cost of revenue(1)	257,425	145,350	93,558
Gross profit	220,987	93,706	52,676
Operating expenses:
Research and development(1)	75,696	38,645	28,471
Sales, general and administrative(1)	27,676	13,124	6,615
Loss on disposal of property and equipment	25	—	108
Total operating expenses	103,397	51,769	35,194
Income from operations	117,590	41,937	17,482
Total other expense, net	(2,969)	(2,132)	(1,029)
Income before (benefit) provision for income taxes	114,621	39,805	16,453
(Benefit) provision for income taxes	(16,956)	(715)	2,933
Net income	$131,577	$40,520	$13,520

(1)	Stock-based compensation included in the consolidated income statement data was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,629	$75	$17
Research and development	12,347	561	258
Sales, general and administrative	6,769	189	132
Total stock-based compensation	$20,745	$825	$407

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	54%	61%	64%
Gross profit	46%	39%	36%
Operating expenses:
Research and development	16%	16%	19%
Sales, general and administrative	6%	5%	5%
Loss on disposal of property and equipment	—	—	—
Total operating expenses	22%	22%	24%
Income from operations	25%	18%	12%
Total other expense, net	(1%)	(1%)	(1%)
Income before (benefit) provision for income taxes	24%	17%	11%
(Benefit) provision for income taxes	(4%)	—	2%
Net income	28%	17%	9%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue and the related changes during the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Revenue	$478,412	$239,056	$239,356	100%

Revenue increased by $239.4 million, or 100%, to $478.4 million in the year ended December 31, 2016 from $239.1 million in the year ended December 31, 2015. The increase was primarily due to a $157.4 million increase in revenue from sales of products within our 100 Gbps product family and an $83.6 million increase in revenue attributable to the introduction of new products in our 200 Gbps and 400 Gbps product families.  These increases in revenue were partially offset by a $1.6 million decrease in revenue from sales of products within our 40 Gbps product family, which reached end-of-life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2016	Total Revenue	December 31, 2015	Total Revenue	$	%
	(dollars in thousands)
Americas	$92,452	19%	$46,624	20%	$45,828	98%
EMEA	147,548	31%	103,150	43%	44,398	43%
APAC	238,412	50%	89,282	37%	149,130	167%
Total revenue	$478,412	100%	$239,056	100%	$239,356	100%

Americas

Revenue from product sales to customers with delivery locations in the Americas increased by $45.8 million, or 98%, to $92.5 million in the year ended December 31, 2016 from $46.6 million in the year ended December 31, 2015. The increase was primarily due to a $24.8 million increase in sales of products within our 100 Gbps product family and a $21.0 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Europe, the Middle East and Africa

Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, increased by $44.4 million, or 43%, to $147.5 million in the year ended December 31, 2016 from $103.2 million in the year ended December 31, 2015. The increase was primarily due to a $38.4 million increase in sales of products within our 100 Gbps product family and a $7.6 million increase in sales due to the introduction of new products in our 400 Gbps product family. These increases in revenue were partially offset by a $1.6 million decrease in revenue from sales of products within our 40 Gbps product family, which reached end-of-life in the fourth quarter of 2015, as customers migrated to new product family offerings.

Asia Pacific

Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, increased by $149.1 million, or 167%, to $238.4 million in the year ended December 31, 2016 from $89.3 million in the year ended December 31, 2015. The increase was primarily due to a $94.1 million increase in sales of products within our 100 Gbps product family and a $55.0 million increase in sales due to the introduction of new products in our 400 Gbps product family.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$257,425	$145,350	$112,075	77%
Gross profit percentage	46.2%	39.2%

Cost of revenue increased $112.1 million, or 77%, to $257.4 million in the year ended December 31, 2016 from $145.4 million in the year ended December 31, 2015. The increase was due to the increased volume of products sold within our 100 Gbps and 400 Gbps product families.

Our gross profit percentage increased to 46.2% in the year ended December 31, 2016 compared to 39.2% in the year ended December 31, 2015. The increase was due to the favorable effects of product mix within our 100 Gbps and 400 Gbps product families to products which contain more of our vertically integrated silicon technology, as compared to the prior year.  Our gross profit percentage also benefited from our transition of our manufacturing operations to contract manufacturers in lower-cost regions.

Research and Development

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Research and development	$75,696	$38,645	$37,051	96%

Research and development expense increased $37.1 million, or 96%, to $75.7 million in the year ended December 31, 2016 from $38.6 million in the year ended December 31, 2015, due to a $24.4 million increase in personnel-related and other costs, as well as a $7.4 million increase in prototype development costs, and a $5.3 million increase in outsourced development costs, each to support our new product development initiatives.  The increase in personnel-related costs was primarily attributable to an $11.8 million increase in stock-based compensation expense mainly attributable to RSUs that included a performance condition which was met upon completion of our IPO.

Sales, General and Administrative

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Sales, general and administrative	$27,676	$13,124	$14,552	111%

Sales, general and administrative expenses increased $14.6 million, or 111%, to $27.7 million in the year ended December 31, 2016 from $13.1 million in the year ended December 31, 2015, due to a $13.7 million increase in personnel-related and other costs to support our growth, and a $0.9 million increase in professional services expense.  The increase in personnel-related costs was primarily attributable to a $6.6 million increase in stock-based compensation expense mainly attributable to RSUs that included a performance condition which was met upon completion of our IPO.

Other Expense, Net

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Total other expense, net	$(2,969)	$(2,132)	$(837)	39%

Total other expense, net, increased $0.8 million, or 39%, to $3.0 million during the year ended December 31, 2016 from $2.1 million in the year ended December 31, 2015.  During the year ended December 31, 2016, the expense associated with the revaluation of our preferred stock warrant liability was $3.4 million, an increase $1.2 million, as compared to $2.2 million during the year ended December 31, 2015. This increase in expense was partially offset by a $0.6 million increase in interest income resulting from our increased cash and investment balances.

Benefit for Income Taxes

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Benefit for income taxes	$(16,956)	$(715)	$(16,241)	2271%
Effective tax rate	(15%)	(2%)		13%

Benefit for income taxes for the year ended December 31, 2016 was $17.0 million compared to $0.7 million for the year ended December 31, 2015. The decrease in our effective tax rate of 13% primarily resulted from a decrease in the foreign rate differential due to the jurisdictional mix of profits under our corporate structure and the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in 2016.   Our historical provision for income taxes is not necessarily reflective of our future results of operations.

Taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue and the related changes during the year ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Revenue	$239,056	$146,234	$92,822	63%

Revenue increased by $92.8 million, or 63%, from $146.2 million in 2014 to $239.1 million in 2015. The increase was primarily due to $92.4 million and $11.0 million of revenue attributable to new product introductions within our 100 Gbps and 400 Gbps product families, respectively. This increase was partially offset by a $6.4 million decrease in sales of existing products in our 100 Gbps product family, as customers migrated to new product family offerings, and a $4.2 million decrease in revenue from sales of products in our 40 Gbps product family, which has reached the end of its volume life cycle.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2015	Total Revenue	December 31, 2014	Total Revenue	$	%
	(dollars in thousands)
Americas	$46,624	20%	$32,109	22%	$14,515	45%
EMEA	103,150	43%	60,101	41%	43,049	72%
APAC	89,282	37%	54,024	37%	35,258	65%
Total revenue	$239,056	100%	$146,234	100%	$92,822	63%

Americas

Revenue from product sales to customers with delivery locations in the Americas increased by $14.5 million, or 45%, from $32.1 million in 2014 to $46.6 million in 2015. The increase was primarily due to $22.5 million and $2.9 million of revenue attributable to new product introductions within our 100 Gbps and 400 Gbps product families, respectively. This increase was partially offset by a $10.9 million decrease in sales of existing products in our 100 Gbps product family, as customers migrated to new product family offerings.

Europe, the Middle East and Africa

Revenue from product sales to customers with delivery locations in EMEA increased by $43.0 million, or 72%, from $60.1 million in 2014 to $103.2 million in 2015. The increase was primarily due to a $24.7 million increase in sales for existing products within our 100 Gbps product family and $21.7 million and $0.8 million of revenue attributable to new product introductions within our 100 Gbps and 400 Gbps product families, respectively. This increase was partially offset by a $4.2 million decrease in sales of products in our 40 Gbps product family, which has reached the end of its volume life cycle.

Asia Pacific

Revenue from product sales to customers with delivery locations in APAC increased by $35.3 million, or 65%, from $54.0 million in 2014 to $89.3 million in 2015. The increase was primarily due to $48.2 million and $7.3 million of revenue attributable to new product introductions within our 100 Gbps and 400 Gbps product families, respectively. This increase was partially offset by a $20.2 million decrease in sales of existing products in our 100 Gbps product family, as customers migrated to new product family offerings.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$145,350	$93,558	$51,792	55%
Gross profit percentage	39.2%	36.0%

Cost of revenue increased $51.8 million, or 55%, from $93.6 million in the year ended December 31, 2014 to $145.4 million in the year ended December 31, 2015. The increase was due to the increased volume of products sold from our 100 Gbps product family and the introduction of our 400 Gbps family, partially offset by a volume decline in our 40 Gbps product family, which has reached the end of its volume life cycle.

Our gross profit percentage increased to 39.2% in the year ended December 31, 2015 compared to 36.0% in the year ended December 31, 2014. The increase was due to the favorable effects of product mix within our 100 Gbps product family and the introduction of products in our 400 Gbps product family.

Research and Development

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Research and development	$38,645	$28,471	$10,174	36%

Research and development expense increased $10.2 million, or 36%, from $28.5 million in the year ended December 31, 2014 to $38.7 million in the year ended December 31, 2015, due to a $3.7 million increase in personnel-related and other costs as well as a $3.0 million increase in outsourced development costs, a $1.9 million increase in depreciation expense and a $1.6 million increase in prototype development costs, each to support our new product development initiatives.

Sales, General and Administrative

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Sales, general and administrative	$13,124	$6,615	$6,509	98%

Sales, general and administrative expenses increased $6.5 million, or 98%, from $6.6 million in the year ended December 31, 2014 to $13.1 million in the year ended December 31, 2015, due to a $3.8 million increase in personnel-related and other costs, and a $2.7 million increase in professional services expense, primarily driven by the activities associated with preparing to be a public company.

Other Expense, Net

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Total other income (expense), net	$(2,132)	$(1,029)	$(1,103)	107%

Total other expense, net, increased by $1.1 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, the expense associated with the revaluation of our preferred stock warrant liability increased $1.7 million. This increase in expense was partially offset by a $0.3 million gain on foreign exchange transactions and a $0.3 million decrease in interest expense as a result of our full repayment of our working capital line of credit in October 2014 and our term loan in May 2015.

(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(715)	$2,933	$(3,648)	(124)%
Effective tax rate	(2%)	18%

Benefit for income taxes for the year ended December 31, 2015 was $(0.7) million compared to a provision of $2.9 million for the year ended December 31, 2014. The decrease in the provision for income taxes primarily results from the release of $9.9 million of the valuation allowance against our U.S. deferred tax assets, primarily related to net operating loss and tax credit carryforwards.

Refer to our discussion in “—Critical Accounting Policies and Significant Judgments and Estimates” for additional information regarding the release of the valuation allowance.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$206,402	$27,610	$21,128
Marketable securities	104,004	—	—
Working capital	381,707	55,147	31,710
Net cash provided by operating activities	101,214	22,450	13,397
Net cash used in investing activities	(121,491)	(12,116)	(6,478)
Net cash provided by (used in) financing activities	199,069	(3,847)	(6,020)

Since fiscal 2014 we have funded our operations primarily through cash generated from operations. In May 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million.  In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million.  As of December 31, 2016, we had cash and cash equivalents totaling $206.4 million, marketable securities of $104.0 million and accounts receivable of $108.1 million.  We also had $1.6 million of long-term restricted cash (held in escrow to fund future tenant improvements) as of December 31, 2016.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of cash, cash equivalents, and marketable securities held by our foreign subsidiaries was $81.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

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

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, loss on the change in fair value of our preferred stock warrant liability, deferred income taxes, and other non-cash charges, net, as well as the effect of changes in working capital.

Net cash provided by operating activities was $101.2 million in the year ended December 31, 2016 as compared to $22.5 million in the year ended December 31, 2015. The increase of $78.8 million was primarily due to a $91.1 million increase in net income, a $24.6 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, and a $36.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a

$43.7 million decrease in cash due to the timing of accounts receivable collections in the fourth quarter of 2016, a $16.0 million decrease in prepaid expense and other assets, a $10.5 million decrease in deferred revenue due to the timing of shipments at the end of 2016, and a $1.6 million decrease related to restricted cash deposits held in escrow to fund future tenant improvements, partially offset by a $19.0 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a $9.2 million increase in cash due to a decreased inventory balance as compared to December 31, 2015, and a $6.0 million increase related to deferred product costs due to the timing of shipments at the end of 2016.

Net cash provided by operating activities was $22.5 million in the year ended December 31, 2015 as compared to $13.4 million in the year ended December 31, 2014. The increase was primarily due to a $27.0 million increase in net income, partially offset by a $7.3 million decrease in non-cash adjustments primarily consisting of depreciation expense, the change in fair value of our preferred stock warrant liability and the partial release of the valuation allowance, and a $10.7 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $17.2 million decrease in cash due to timing of accounts receivable collections in the year ended December 31, 2015 and a $14.1 million decrease in cash due to an increase in inventory to fulfill sales orders during the fourth quarter of 2015 and the first quarter of 2016, partially offset by a $16.7 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, an increase of $2.7 million in deferred revenue, a $0.8 million increase in prepaid expense and other assets and a $0.4 million increase in other long-term liabilities.

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

Net cash used in investing activities in the year ended December 31, 2016 was $121.5 million, as compared to $12.1 million in the year ended December 31, 2015. The increase was primarily due to the investment of $118.7 million of our IPO and follow-on offering proceeds into marketable securities, as well as an increase of $5.1 million in purchases of lab equipment to support the development and manufacturing phases of our product life cycles.  These uses of cash were partially offset by $14.5 million of cash generated from the sale and maturity of marketable securities.

Net cash used in investing activities in the year ended December 31, 2015 was $12.1 million, as compared to $6.5 million in the year ended December 31, 2014. The increase was primarily due to increased purchases of lab equipment to support the development and manufacturing phases of our product life cycles.

Financing Activities

Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs and, in prior years, repayments of short- and long-term borrowings.  In 2016, our financing activities also included payment of taxes on behalf of our employees related to the net share settlement of RSUs.  During the fourth quarter of 2016, we began requiring our employees to sell a portion of the shares they receive upon the vesting of RSUs in order to cover any required tax withholdings (“sell-to-cover”), rather than our previous approach of net share settlement.  The transition was completed in November 2016.  As a result, we do not expect tax withholdings payments related to the net share settlement of RSUs to be a material use of cash in future periods.

Net cash provided by financing activities during the year ended December 31, 2016 was $199.1 million, as compared to net cash used in financing activities of $3.8 million during the year ended December 31, 2015. During the year ended December 31, 2016, we completed our IPO and follow-on offering in which we received aggregate proceeds of $214.6 million, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $5.5 million.  In addition, during the year ended December 31, 2016, we paid $14.6 million for employee withholding tax obligations related to the distribution of vested RSUs on a “net settlement” basis.  During the year ended December 31, 2015, the net cash used in financing activities was primarily for the advanced repayment of principal on our long-term debt obligation.

Net cash used in financing activities during the year ended December 31, 2015 was $3.8 million, as compared to $6.0 million during the year ended December 31, 2014. The cash used in 2015 primarily consisted of $2.2 million for the advanced repayment of principal on our long-term debt obligation and $1.8 million for the payment of IPO costs, partially offset by $0.2 million in proceeds received from the exercise of stock options. During 2014, cash flows used in financing activities consisted of $5.3 million of repayments on our working capital line of credit and $0.8 million of repayment of principal on our long-term debt obligation.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$22,737	$2,872	$6,411	$6,104	$7,350
Purchase obligations (2)	181,496	181,496	—	—	—
Unrecognized tax benefits (3)	1,473	—	—	—	—
Total (4)	$205,706	$184,368	$6,411	$6,104	$7,350

(1)

Our corporate headquarters are located in Maynard, Massachusetts, for which, as of December 31, 2016, we leased various floors under noncancelable operating leases that expire in January 2019.  In April 2016, we entered into a lease to move the Maynard operations to another section of the current facility which expires in 2024, and we completed the transition of our headquarters to the new leased space in February 2017. We occupy an additional facility in Hazlet, New Jersey, for which, as of December 31, 2016, we leased various floors under noncancelable operating leases that expire in June 2018 and July 2018. In March 2016, we entered into a lease to relocate the current Hazlet operations to Holmdel, New Jersey, which expires in 2022 and is renewable for two additional five-year terms, and we plan to complete the move in the first quarter of 2017. We lease additional facilities, with domestic and international locations in Wooburn Green, United Kingdom, expiring in October 2021, in San Jose, California, expiring in August 2020, in Mountain View, California, expiring in July 2018, renewable for an additional one-year term, in Bangalore, India, expiring in September 2018, in Limerick, Ireland, expiring in January 2021, and in Nanshan, Shenzhen, expiring in January 2018. The leases related to these facilities are all classified as operating leases. Rent expense for noncancelable operating leases with free rental periods or schedule rent increases is recognized on a straight-line basis over the terms of the leases.

During the years ended December 31, 2016, 2015 and 2014, rent expense incurred under these agreements amounted to $1.3 million, $0.9 million, and $0.7 million, respectively.

Future minimum lease payments due under these noncancelable lease agreements as of December 31, 2016, are as follows (in thousands):

Amounts
2017	$2,872
2018	3,345
2019	3,066
2020	3,067
2021	3,037
Thereafter	7,350
Total	$22,737

As of December 31, 2016, the Company was committed to approximately $4.9 million of tenant improvements related to these leases which were completed during the first quarter of 2017.

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

(3)

The Company had $3.1 million of uncertain tax positions during the year ended December 31, 2016. Included in the balance of unrecognized tax benefits as of December 31, 2016 are $1.5 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our consolidated balance sheet.  We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

(4)

We incorporate technology into our products that is licensed from third parties. We have not committed to any future minimum obligations under the terms of the technology licensing agreements, and therefore no amounts have been included in the contractual commitments table. We are required to pay royalties to the licensors of $15 to $17 per unit sold within our new 400 Gbps product family and for our newest product within the 100 Gbps product family. In addition, we pay royalties of $150 per unit sold for our older products within our 100 Gbps product family. As the composition of product sales continues to become increasingly weighted toward newer products, we anticipate that our royalty expense will decrease in absolute dollars as compared to the years ended December 31, 2016, 2015 and 2014 as the per unit cost of royalties is less for our newer products. We do not anticipate royalty expense will have a material impact on our results of operations.

Letters of Credit

As of December 31, 2016, we had outstanding letters of credit of $0.8 million issued to cover the security deposit on the leases of the Maynard, Massachusetts, and the Holmdel, New Jersey facilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our reported revenue, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. As the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

Our products are fully functional at the time of shipment and do not require production, modification or customization. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Our fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices, which is evidenced by a customer purchase order or other persuasive evidence of an arrangement. Our agreements with our customers do not include rights of return. Product revenue is recognized upon shipment of product to customers except for instances where title and risk of loss pass to the customer upon delivery or acceptance, where revenue is recognized upon the occurrence of delivery or acceptance, as applicable.

A limited number of revenue arrangements with our customers include more than one element and require the application of ASC 605-25, Revenue Recognition—Multiple Element Arrangements. Arrangement consideration is allocated to each element with standalone value based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy. We determine the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 2% of our total revenue during the years ended December 31, 2016, 2015 and 2014.

Inventories

Inventories mainly consist of raw materials and finished goods, which are purchased from contract manufacturers and other suppliers. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Our assessment of net realizable value requires the use of estimates, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchases, and are consistent with revenue forecast assumptions. If our demand forecast is greater than actual demand, we may be required to record an excess inventory charge reflected in cost of goods sold, which would decrease gross profit. Any write-downs taken establish a new cost basis for the underlying inventory and cannot be reversed if there are subsequent increases in our demand forecast.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the cumulative difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which temporary differences are expected to reverse. We provide a valuation allowance when it is not more likely than not that deferred tax assets will be realized. We recognize the benefit of an uncertain tax position that has been taken or that we expect to take on income tax returns if such tax position is more likely than not to be sustained.

We follow the authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These unrecognized tax benefits relate primarily to issues related to the timing of certain income and deductions for federal income tax purposes. We apply a variety of methodologies in making these estimates, including advice and studies performed by independent subject matter experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits which may be subject to material adjustments until matters are resolved with taxing authorities or statutes expire. If our estimates are not representative of actual outcomes, our results of operations can be materially affected.

As of December 31, 2014, we maintained a full valuation allowance against our deferred tax assets due to our assessment that their realization was not more likely than not to occur. Our assessment included a review of all available evidence, both positive and negative, and based on the weight of that evidence, we determined that a valuation allowance was needed against our deferred tax assets. Our assessment recognizes that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax laws. Four possible sources of taxable income may be available under applicable tax laws to realize a tax benefit for deductible temporary differences and carryforwards:

•	future reversal of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in carryback years if permitted under tax law; and
•	tax planning strategies that would be implemented.

The more objective the evidence, the more robust the basis is likely to be for a decision as to the need for and the amount of any valuation allowance. Two sources of income, future reversals of existing taxable temporary differences and taxable income in prior carryback years, involve objective assessments on which to base a valuation allowance decision. However, other income sources (e.g., tax planning strategies and especially future taxable income) involve subjective assessments. Assessing subjective income sources involves a review of our capability and willingness to implement certain tax planning strategies that will generate future taxable income and an assessment of our experience in forecasting future taxable income. In addition to assessing positive and negative evidence for the need for a valuation allowance related to these four potential sources of income, we also weighed the objectively verifiable positive and negative sources.

Under ASC 740-10, Income Taxes, examples of positive evidence that might support a conclusion that a valuation allowance is not needed, despite negative evidence (including current year losses), include:

•	strong earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating that the current loss may be an aberration;
•	unrealized appreciation in assets over their tax basis; and

•	existing contracts or a firm sales backlog of profitable orders that management expects will produce more than enough future taxable income to utilize the deferred tax asset.

The year ended December 31, 2013 was the first year in which we generated taxable profits. These taxable profits were immaterial and were offset by tax loss carryforwards from earlier years. Our prior losses for tax purposes occurred as we were in our early stages of development.

ASC 740-10 requires positive evidence of sufficient quality and quantity to offset such negative evidence in order to support a conclusion that a valuation allowance is not needed. Negative evidence includes, among other factors:

•	cumulative losses incurred in recent years;
•	history of potential tax attributes expiring unused;
•	losses expected in the next few years even if the company is currently profitable;
•	carryback or carryforward periods that are so brief that they would limit the realization of tax benefits; and
•	uncertainties that, if resolved unfavorably, would adversely affect future operations and profits.

We have not had any history of expiring tax attributes other than Massachusetts net operating losses, which had a five-year carryforward period for losses generated prior to January 1, 2010. We had cumulative losses in the United States for all years prior to the year ended December 31, 2014, which was the first year in which we had cumulative profits over a three-year period. In assessing this negative evidence, we also considered our expected future results.

After weighing the factors and performing the analysis outlined above, we determined at December 31, 2015, that we would release the valuation allowance against $9.9 million of our U.S. net deferred tax assets. We have a small portion of federal net operating losses and federal research credits that we expect to expire unutilized based on limitations imposed under U.S. tax laws on their utilization.  We have also accumulated state research tax credits in a jurisdiction in which we do not anticipate generating sufficient tax expense to utilize these credits in future years.  We have retained a valuation allowance against these portions of our tax attributes.  Our management team will continue to assess our need for a valuation allowance and will look for incremental changes to our business model and strategies as these assessments are finalized.

As of each reporting date, our management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. If we determine that our assessments on all or a portion of the deferred tax assets will change in a future period, we will record material adjustments to the provision for income taxes in that period.

For the years ending December 31, 2016 and 2015, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $23.5 million and $11.2 million are realizable, respectively, and therefore, adjusted the valuation allowance accordingly. Our valuation allowance as of December 31, 2016 and 2015 were $0.7 million and $0.6 million, respectively. We recorded a valuation allowance against all of our deferred tax assets as of December 31, 2014 of $10.5 million.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries notwithstanding that some of these earnings may be taxed before repatriation under the U.S. income tax rules as “deemed distributions.” Other than the earnings taxed on deemed distributions, we do not provide for U.S. income taxes on the earnings of our foreign subsidiaries as we have the positive intent and ability to indefinitely reinvest such earnings. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes. As of December 31, 2016, there was $94.5 million of cumulative foreign earnings for which U.S. income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability on unremitted earnings is not practicable due to the complexities associated with its hypothetical calculation.

Stock-Based Compensation

We recognize compensation expense for equity awards based on the grant date fair value of the award.  For equity awards that vest based on a service condition, which constitute the majority of the Company’s outstanding equity awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.  When an equity award contains both performance and service conditions, the Company recognizes stock-based compensation expense utilizing the accelerated attribution method.

Inherent in the valuation and recording of stock-based compensation for option awards, there are several estimates that we make, including in regard to valuation and expense that will be incurred. Historically, we applied estimated forfeiture rates to the awards based on analyses of historical data, including termination patterns, employee position and other factors. This was done to record the expense we expected to actually incur for employees that provide the required service time. During the second quarter of 2016, we adopted Accounting Standard Update (“ASU”) 2016-09, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  As part of the adoption of ASU 2016-09, we made an accounting policy election, on a prospective basis, to account for forfeitures as they occur.  The impact of the adoption of this guidance did not have a material impact on our consolidated financial statements.

We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. Prior to our IPO, we estimated the value of common stock at the grant date with the help of an independent third-party service provider. We use the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we used the following criteria: optical telecommunications companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the peers’ stock price volatility over the expected term of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or “the simplified method,” because we do not yet have a sufficient history of option exercises. We determine the risk-free interest rate on the grant date of the award based on the rate of U.S. Treasury securities with maturities approximately equal to the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.2% - 1.6%	1.6% - 1.9%	1.8% - 2.2%
Expected dividend yield	None	None	None
Expected volatility	59.5% - 60.0%	59.4% - 70.8%	71.1% - 71.3%
Expected term (in years)	6.3	6.3 - 6.5	6.5

In addition to the assumptions used in the Black-Scholes option-pricing model, prior to the adoption of ASU 2016-09, we estimated a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate was based on an analysis of our actual forfeitures. Changes in an estimated forfeiture rate can have a significant effect on stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share based compensation expense.  However, upon the adoption of ASU 2016-09 during the second quarter of 2016, we no longer estimate a forfeiture rate.  Rather, we account for forfeitures as they occur.

We will continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially affect our future stock-based compensation expense.

During the year ended December 31, 2016, we granted 200,000 RSUs to executives which have a market condition (“market-based RSUs”).  These market-based RSUs vest upon achievement of specific stock price targets, provided that if the price targets are not achieved on or prior to May 18, 2020, then such grant shall automatically terminate. The first market condition was achieved in June 2016 and the second market condition was achieved in July 2016, resulting in the recognition of $3.1 million of stock-based compensation expense related to these RSUs during 2016.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of the market-based RSUs. We calculate the grant-date fair value of market-based RSUs using the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the market-based RSUs granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We use the historical volatility of multiple peer companies to determine volatility input in the Monte Carlo simulation model.  We recognize the expense related to these market-based RSUs on a straight-line basis over the derived service period, which is an output from the Monte Carlo simulation model, or on an accelerated basis if the market conditions are achieved sooner. See Note 10, Stock Compensation Plans, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to these market-based RSUs.

Recent Accounting Pronouncements

Refer to the “Summary of Significant Accounting Policies” footnote within our consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro, but these expenses are immaterial compared to our overall expenses. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. In addition, the functional currency of all of our entities is the U.S. dollar.  Accordingly, we have limited exposure to foreign currency exchange rates. During the years ended December 31, 2016 and December 31, 2014, we recorded foreign currency transaction losses of $0.1 million and $0.2 million, respectively. During the year ended December 31, 2015, we recorded foreign currency transaction gains of $0.2 million. These foreign currency transaction gains and losses have been recorded as a component of “other expense” in our consolidated income statements. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. To date, we have not entered into any foreign currency exchange contracts. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned on and market value of our cash and cash equivalents and marketable securities.  Our cash and cash equivalents and marketable securities consist of bank deposit accounts, money market funds, commercial paper, U.S. government securities and corporate debt securities.  Our investment policy and strategy focus on preservation of capital and supporting our liquidity requirements.  Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities.  A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of December 31, 2016.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if global demand for the base materials utilized in our suppliers’ components were to significantly increase for the components we purchase from our suppliers to manufacture our products, our costs could become subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Acacia Communications, Inc.

Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Acacia Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 23, 2017

ACACIA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$206,402	$27,610
Marketable securities	104,004	—
Accounts receivable	108,127	41,260
Inventory	31,681	27,920
Prepaid expenses and other current assets	12,076	3,179
Deferred product costs	85	3,476
Total current assets	462,375	103,445
Restricted cash	1,630	—
Property and equipment, net	25,124	15,925
Deferred tax asset	23,533	11,189
Other assets	4,274	185
Total assets	$516,936	$130,744

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,430	$25,015
Accrued liabilities	29,863	15,521
Deferred revenue	1,375	7,762
Total current liabilities	80,668	48,298
Preferred stock warrant liability	—	3,254
Other long-term liabilities	1,473	396
Total liabilities	82,141	51,948

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock (Note 9):
Redeemable convertible preferred stock, $0.0001 par value; 24,508 shares authorized at December 31, 2015; 24,177 shares issued and outstanding at December 31, 2015	—	70,780

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2016; none issued and outstanding at December 31, 2015	—	—
Common stock, $0.0001 par value; 150,000 and 36,330 shares authorized at December 31, 2016 and 2015, respectively; 37,998 and 6,669 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	1
Additional paid-in capital	295,893	—
Accumulated other comprehensive loss	(16)	—
Retained earnings	138,914	8,015
Total stockholders' equity	434,795	8,016
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$516,936	$130,744

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$478,412	$239,056	$146,234
Cost of revenue	257,425	145,350	93,558
Gross profit	220,987	93,706	52,676
Operating expenses:
Research and development	75,696	38,645	28,471
Sales, general and administrative	27,676	13,124	6,615
Loss on disposal of property and equipment	25	—	108
Total operating expenses	103,397	51,769	35,194
Income from operations	117,590	41,937	17,482
Other expense, net:
Interest income (expense), net	453	(135)	(390)
Change in fair value of preferred stock warrant liability	(3,361)	(2,154)	(483)
Other (expense) income	(61)	157	(156)
Total other expense, net	(2,969)	(2,132)	(1,029)
Income before (benefit) provision for income taxes	114,621	39,805	16,453
(Benefit) provision for income taxes	(16,956)	(715)	2,933
Net income	131,577	40,520	13,520
Accretion of redeemable convertible preferred stock	(1,722)	(4,353)	(4,373)
Undistributed earnings attributable to participating securities	(34,571)	(28,570)	(7,419)
Net income attributable to common stockholders - basic and diluted	$95,284	$7,597	$1,728
Net income per share attributable to common stockholders:
Basic	$3.77	$1.18	$0.31
Diluted	$3.22	$0.91	$0.23
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	25,307	6,429	5,629
Diluted	29,585	8,311	7,447

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$131,577	$40,520	$13,520
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $11 for the year ended December 31, 2016	(16)	—	—
Comprehensive income	$131,561	$40,520	$13,520

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Redeemable					Accumulated
	Convertible				Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Retained Earnings	Total
Balance at January 1, 2014	24,177	$62,054	4,959	$1	$—	$—	$(38,801)	$(38,800)
Accretion of preferred stock issuance costs		98			(98)			(98)
Accretion to redemption value		4,275			(379)		(3,896)	(4,275)
Vesting of restricted common stock			910					—
Exercise of common stock options			269	—	70			70
Stock-based compensation expense					407			407
Net income							13,520	13,520
Balance at December 31, 2014	24,177	$66,427	6,138	$1	$—	$—	$(29,177)	$(29,176)
Accretion of preferred stock issuance costs		80			(80)			(80)
Accretion to redemption value		4,273			(945)		(3,328)	(4,273)
Vesting of restricted common stock			130					—
Exercise of common stock options			401	—	200			200
Stock-based compensation expense					825			825
Net income							40,520	40,520
Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94			(94)			(94)
Accretion to redemption value		1,628			(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2	72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants					6,615			6,615
Issuance of common stock upon public offerings, net of offering costs incurred of $5,515			5,780	1	209,035			209,036
Vesting of restricted common stock			85					—
Exercise of common stock options			622	—	1,286			1,286
Vesting of restricted stock units, net of taxes paid related to net share settlement			356	—	(14,592)			(14,592)
Issuance of common stock upon net exercise of common stock warrants			240	—				—
Common stock issued under employee stock purchase plan			69	—	1,348			1,348
Stock-based compensation expense					20,745			20,745
Unrealized losses on marketable securities, net of tax of $11						(16)		(16)
Net income							131,577	131,577
Balance at December 31, 2016	—	$—	37,998	$4	$295,893	$(16)	$138,914	$434,795

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,577	$40,520	$13,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,168	4,576	2,662
Loss on disposal of property and equipment	25	—	108
Stock-based compensation	20,745	825	407
Deferred income taxes	(12,344)	(11,189)	—
Other non-cash charges	130	80	47
Change in fair value of preferred stock warrant liability	3,361	2,154	483
Changes in operating assets and liabilities:
Accounts receivable	(66,867)	(23,205)	(5,956)
Inventory	(3,761)	(12,921)	1,146
Prepaid expenses and other current assets	(10,921)	1,144	(2,087)
Deferred product costs	3,391	(2,580)	(222)
Restricted cash	(1,630)	—	—
Other assets	(4,003)	(78)	21
Accounts payable	23,277	11,942	1,734
Accrued liabilities	14,376	6,713	188
Deferred revenue	(6,387)	4,073	1,346
Other long-term liabilities	1,077	396	—
Net cash provided by operating activities	101,214	22,450	13,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,254)	(12,110)	(6,466)
Purchases of marketable securities	(118,676)	—	—
Sales and maturities of marketable securities	14,525	—	—
Deposits	(86)	(6)	(12)
Net cash used in investing activities	(121,491)	(12,116)	(6,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(2,155)	(786)
Repayment of working capital line of credit	—	—	(5,269)
Payment of capital lease obligation	(34)	(63)	—
Deferred financing costs	—	(4)	(35)
Proceeds from public offerings, net of underwriting discounts and commissions	214,551	—	—
Payment of public offering costs	(3,490)	(1,825)	—
Proceeds from the issuance of common stock under stock-based compensation plans	2,634	200	70
Employee taxes paid related to net share settlement of restricted stock units	(14,592)	—	—
Net cash provided by (used in) financing activities	199,069	(3,847)	(6,020)

Effect of exchange rates on cash	—	(5)	(6)
Net increase in cash and cash equivalents	178,792	6,482	893
Cash and cash equivalents—Beginning of period	27,610	21,128	20,235
Cash and cash equivalents—End of period	$206,402	$27,610	$21,128

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$3,099	$7,311	$4,702
Cash paid for interest	$—	$54	$375

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,982	$844	$495
Public offering costs incurred but not yet paid	$200	$215	$—
Property and equipment acquired under capital lease	$—	$96	$—
Accretion of redemption value on redeemable convertible preferred stock	$1,628	$4,273	$4,275
Accretion of redeemable convertible preferred stock issuance costs	$94	$80	$98
Conversion of redeemable convertible preferred stock into common stock	$72,502	$—	$—
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$6,615	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND OPERATIONS

Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent interconnect products that are designed to improve the capacity, performance, intelligence and cost of communications networks relied upon by cloud infrastructure operators and content and communications service providers. The Company’s products include a series of low-power coherent digital signal processors and silicon photonic integrated circuits integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets. We are also developing optical interconnect modules that will enable transmission speeds of one terabit (1,000 gigabits) per second and above.

The Company is headquartered in Maynard, Massachusetts, and has established wholly-owned subsidiaries in North America, Europe and Asia as part of the Company’s global expansion.

On May 18, 2016, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 4,570,184 shares of common stock and certain selling stockholders sold an additional 604,816 shares, inclusive of the underwriters’ option to purchase additional shares that was exercised in full.  The price per share to the public was $23.00.  The Company received aggregate proceeds of approximately $97.8 million from the IPO, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $4.3 million. The Company received no proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock (the “preferred stock”) automatically converted into 24,177,495 shares of common stock.

On October 13, 2016, the Company closed its follow-on public offering in which the Company issued and sold 1,210,302 shares of common stock and certain selling stockholders sold an additional 3,289,698 shares.  The underwriters’ option to purchase up to an additional 675,000 shares from certain of the selling stockholders was not exercised.  The price per share to the public was $100.00.  The Company received aggregate proceeds of $116.8 million from the follow-on offering, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $1.2 million.  The Company received no proceeds from the sale of shares by the selling stockholders.

2. BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) and include the accounts of Acacia Communications, Inc., and its Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive loss. Other comprehensive loss refers to losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net unrealized gains and losses on available-for-sale securities, net of the related tax effect.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue from the sale of its products. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. The Company considers delivery of its products to have occurred once title and risk of loss has been transferred. The Company’s products consist of hardware and software that function together to deliver the products’ essential functionality. The Company does not sell its software on a standalone basis.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company’s customers generally do not have return rights.

A limited number of revenue arrangements with the Company’s customers include more than one element and require the application of ASC 605-25, Revenue Recognition—Multiple Element Arrangements. Arrangement consideration is allocated to each element with standalone value based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy. We determine the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 2% of our total revenue during the years ended December 31, 2016, 2015 and 2014.

Deferred Revenue

Deferred revenue represents either advance payments from customers or billings to customers for which the aforementioned revenue recognition criteria have not been met.

Cost of Revenue

The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, shipping costs, and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs, depreciation, and royalty fees paid to third parties.

Financial Instruments

Cash equivalents include all highly liquid investments with an original maturity of three months or less upon acquisition.  Cash equivalents consist of bank deposit accounts, money market funds, commercial paper, and corporate debt securities.

The Company’s marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments in marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period.

Restricted Cash

The Company has a restricted cash balance at December 31, 2016 of $1.6 million.  The restricted cash balance constitutes funds held in escrow to fund future tenant improvements related to the Company’s Maynard, Massachusetts facility.  Under the terms of the lease agreement, the Company will not have title to the tenant improvements.  As the escrow funds are spent, the Company has recorded a prepaid lease asset which will be amortized over the lease term. Accordingly, the Company classifies changes in restricted cash as operating activities within our consolidated statements of cash flows.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The majority of the Company’s cash and cash equivalents are at one financial institution and the balances often exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially creditworthy and, accordingly, minimal credit risk exists with respect to those balances.

Marketable securities consist of investments in U.S. Treasury bonds, commercial paper, and corporate debt securities. The main objective of the Company’s current investment policy is to preserve capital and maintain liquidity.  The Company seeks to limit the amount of investments in any single issuer.  As a result, the Company believes that, as of December 31, 2016, its concentration of credit risk related to marketable securities was not significant.

To minimize credit risk related to accounts receivable, ongoing credit evaluations of customers’ financial condition are performed and the Company maintains allowances for potential credit losses as needed. The Company has determined that no allowance is needed as of December 31, 2016 and 2015, as all accounts receivable balances are expected to be collected.

Inventory

Inventory, which consists of raw materials, work-in-process, and finished goods, is stated at the lower of cost or net realizable value, as determined on a specific cost basis and using the first-in, first-out convention. The Company reduces the carrying value of inventory to its estimated net realizable value for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.  Such reductions in the carrying value of inventory are recorded within cost of revenue in the consolidated income statements.

Deferred Product Costs

Deferred product costs represent products that have been delivered, for which the revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company defers the product costs of the delivered items until recognition of the related revenue occurs.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

Engineering laboratory equipment	3 years
Computer software	1-3 years
Computer equipment	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	Lesser of lease term or life of asset

When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are derecognized from the accounts and the resulting gain or loss is reflected in the consolidated income statements.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their estimated undiscounted future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. No impairments have been recognized for the years ended December 31, 2016, 2015 and 2014.

Warranties

The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Changes in the Company’s product warranty liability, which is included as a component of accrued liabilities on the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Warranty reserve, beginning of period	$763	$508	$161
Provisions made to warranty reserve during the period	5,058	637	550
Charges against warranty reserve during the period	(3,663)	(382)	(203)
Warranty reserve, end of period	$2,158	$763	$508

Advertising Costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any advertising expenses.

Research and Development Costs

The Company expenses all research and development costs as incurred. Research and development costs consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design, and development activities incurred directly and with support from external vendors, such as outsourced development costs, as well as support costs for prototypes, depreciation, purchased intellectual property, facilities, and travel.

Stock-Based Compensation

The Company accounts for share-based payment awards granted to employees at fair value, which is measured using the fair value of the Company’s common stock on the grant date for restricted stock awards and RSUs, as well as other input assumptions in the Black-Scholes option-pricing model for stock option awards. The measurement date for the fair value of employee awards is the date of grant. Stock-based compensation costs are recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period, for all time-vested awards.  For awards with performance and service conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method.

Redeemable Convertible Preferred Stock Warrant Liability

The Company’s redeemable convertible preferred stock warrants require liability classification and accounting as the underlying preferred stock is considered redeemable as discussed in Note 9. At initial recognition, the warrants are recorded at their estimated fair value. The warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of total other (expense) income, net.  In connection with the Company’s IPO, the warrants converted to common stock warrants and accordingly, the Company remeasured the liability at the time of the IPO and then reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 9 for additional information. As of December 31, 2016, there were no longer any warrants outstanding.

Foreign Currency Transactions

The functional currency of the Company’s Subsidiaries is the U.S. dollar. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the consolidated balance sheet date. When transactions are required to be paid in the local currency of any Subsidiary, any resulting foreign currency transaction gain or loss is recorded as a component of other (expense) income in the consolidated income statements. To date, foreign currency transaction gain or loss associated with the Company’s Subsidiaries has not been significant.  During the years ended December 31, 2016, 2015, and 2014, the Company recorded foreign currency transaction (losses) gains of $(0.1) million, $0.2 million, and $(0.2) million, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is not more likely than not that these assets will be realized.

The Company accrues liabilities for potential payments of tax to various tax authorities related to uncertain tax positions. Liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential uncertainties related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the provision for income taxes.  As of December 31, 2016 and 2015, the Company identified $3.1 million and $0.9 million of gross uncertain tax positions, respectively.  Included in those balances as of December 31, 2016 and 2015 are $1.5 million and $0.4 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate.  These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information for the purpose of allocating resources and assessing the performance of these resources on a consolidated basis.

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$87,678	$42,263	$30,444
China	194,917	86,048	53,340
Germany	114,678	77,850	38,095
Other	81,139	32,895	24,355
Total revenue	$478,412	$239,056	$146,234

Total long-lived assets by geographic region was as follows (in thousands):

	December 31,
	2016	2015
United States	$14,026	$10,896
Canada	625	3,227
Thailand	8,070	1,715
Other	2,403	87
Total long-lived assets	$25,124	$15,925

Net Income per Share Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. In the event a cash dividend is paid on common stock, the holders of redeemable convertible preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 intends to reduce diversity in practice of cash flow presentation and classification in the statement of cash flows for eight specific cash flow issues.  The amendments in ASU 2016-15, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2017, were adopted early by the Company in the third quarter of 2016.  The adoption of these amendments had an immaterial impact on the Company’s statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the income statement instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2016, were adopted early by the Company in the second quarter of 2016 on a prospective basis.  The adoption of these amendments had an immaterial impact on the Company’s income statement and statements of redeemable convertible preferred stock and stockholders’ equity and cash flows.  The Company also elected to account for forfeitures as they occur with no adjustment for estimated forfeitures, which did not materially impact the Company’s consolidated financial statements as forfeitures have historically been trued-up as they occur.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to all inventory, except for inventory measured using the last-in, first-out method or the retail inventory method. The guidance allows an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. The amendments in ASU 2015-11 were adopted by the Company in the second quarter of 2016 and did not have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides amendments to ASC No. 718, Compensation—Stock Compensation, which clarifies the guidance for whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in ASU 2014-12 were adopted by the Company in the first quarter of 2016 on a prospective basis to all awards granted or modified after January 1, 2016. The adoption of this standard did not have an impact on the Company’s consolidated financial statements as no awards granted since January 1, 2016 contain such conditions.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 will require amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and must be applied using a retrospective approach with earlier adoption permitted. The Company expects its consolidated statements of cash flows to be impacted by the amount of restricted cash held by the Company in each period.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and must be applied using a modified retrospective approach with earlier adoption permitted for annual reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that period. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies certain principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain guidance related to identifying performance obligations and licensing.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses improvements to the guidance on collectability, noncash consideration and completed contracts at transition.  In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which addresses clarifications and corrections in various areas, including contract costs and disclosures.  The Company has commenced its evaluation of the impact this guidance will have on its consolidated financial statements.  Although its assessment is ongoing, the Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements.  The Company plans to adopt this guidance on January 1, 2018.  The Company has not yet determined whether it will utilize the full retrospective or the modified retrospective adoption method.

4. FINANCIAL INSTRUMENTS

The following table sets forth the Company’s cash, cash equivalents and marketable securities as of December 31, 2016 (in thousands):

		Gross Unrealized		Estimated	Cash and Cash	Marketable
	Amortized Cost	Gains	Losses	Fair Value	Equivalents	Securities
Cash	$81,230	$—	$—	$81,230	$81,230	$—
Money market funds	118,174	—	—	118,174	118,174	—
U.S. treasury bonds	15,017	—	(2)	15,015	—	15,015
Commercial paper	49,673	—	—	49,673	5,997	43,676
Corporate debt securities	46,339	2	(27)	46,314	1,001	45,313
Total	$310,433	$2	$(29)	$310,406	$206,402	$104,004

As of December 31, 2015, the Company did not carry any investments in marketable securities.  As of December 31, 2016, the securities in the Company’s portfolio had an aggregate weighted-average remaining contractual maturity of approximately two months.

At December 31, 2016, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.  There were no available-for-sale investments as of December 31, 2016 that have been in a continuous unrealized loss position for greater than twelve months.

5. INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$14,385	$16,023
Work-in-process	3,235	2,155
Finished goods	14,061	9,742
Inventory	$31,681	$27,920

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Engineering laboratory equipment	$31,096	$17,757
Computer software	1,381	2,398
Computer equipment	2,572	1,640
Furniture and fixtures	408	370
Leasehold improvements	1,032	1,017
Equipment under capital lease	—	96
Construction in progress	5,954	3,952
Total property and equipment	42,443	27,230
Less: Accumulated depreciation	(17,319)	(11,305)
Property and equipment, net	$25,124	$15,925

Depreciation expense was $9.2 million, $4.6 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Employee-related liabilities	$6,235	$3,822
Outsourced foundry services	1,811	4,113
Goods and services received not invoiced	9,024	1,974
Accrued income taxes	670	1,019
Accrued manufacturing related expenses	5,255	482
Warranty reserve	2,158	763
Other accrued liabilities	4,710	3,348
Total accrued liabilities	$29,863	$15,521

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2015, accrued manufacturing expenses of $0.5 million and warranty reserve of $0.8 million were included within other accrued liabilities and have now been reclassified to be presented on a separate line in conformity with the current period presentation.

8. FAIR VALUE MEASUREMENT

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

The Company’s cash equivalents consist of money market funds, commercial paper and corporate debt securities with an original maturity of three months or less upon acquisition.  The Company’s investments in money market funds, U.S. Treasury bonds, commercial paper, and corporate debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued, as of December 31, 2016, utilizing calculated prices or market-observable data. The market-observable data can include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

The fair value of these assets and liabilities measured on a recurring basis was determined using the following inputs as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$—	$118,174	$—	$118,174
U.S. treasury bonds	—	15,015	—	15,015
Commercial paper	—	49,673	—	49,673
Corporate debt securities	—	46,314	—	46,314
Total	$—	$229,176	$—	$229,176

December 31, 2015
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market fund	$—	$21,524	$—	$21,524
Liabilities:
Preferred stock warrant liability	$—	$—	$3,254	$3,254

The Company’s Level 3 liability as of December 31, 2015, measured and recorded on a recurring basis, consisted of the preferred stock warrant liability. The estimated fair value of the warrant liability was determined using the Black-Scholes option-

pricing model. The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO. As a result, the Company reclassified the fair value of the preferred stock warrant liability to additional paid-in capital upon the closing of the IPO (see Note 9).  There have been no transfers between fair value measurement levels during 2016 and 2015.

For certain other financial instruments, including accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Prior to the closing of the IPO, changes in the carrying value of the preferred stock resulted from the accretion to redemption value. During the year ended December 31, 2016, the Company accreted an additional $1.7 million of redemption value on the preferred stock.  Upon conversion of the preferred stock on May 18, 2016, the Company reclassified $72.5 million from temporary equity to additional paid-in capital.

Preferred Stock Warrants

Prior to the closing of the IPO, the Company remeasured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding preferred stock warrants was classified within non-current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of “other expense” in the consolidated income statements. Upon the closing of the IPO, the preferred stock warrants automatically converted into common stock warrants.  As a result, the Company performed the final remeasurement of the preferred stock warrants at the closing date of the IPO and recorded an expense of $3.6 million arising from the revaluation during the three months ended June 30, 2016. Following the remeasurement, the preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital.

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

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Preferred stock warrant liability at beginning of period	$3,254	$1,100	$617
Change in fair value	3,361	2,154	483
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock warrants	(6,615)	—	—
Preferred stock warrant liability at end of period	$—	$3,254	$1,100

Preferred Stock

Upon the closing of the IPO on May 18, 2016, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2016, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

10. STOCK COMPENSATION PLANS

The following table summarizes the classification of stock-based compensation in the consolidated income statements for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,629	$75	$17
Research and development	12,347	561	258
Sales, general and administrative	6,769	189	132
Total stock-based compensation	$20,745	$825	$407

The following table summarizes stock-based compensation expense by award type for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$2,082	$703	$264
Restricted stock awards	105	122	143
Restricted stock units	17,862	—	—
Employee stock purchase plan	696	—	—
Total stock-based compensation	$20,745	$825	$407

2009 Stock Plan

In November 2009, the Company adopted the 2009 Stock Plan, as amended in October 2015 and March 2016 (the “2009 Plan”).  The 2009 Plan provided for the grant of incentive stock options, nonstatutory stock options, RSUs and the right to purchase restricted common stock to employees, officers, directors and advisors of the Company. Recipients of incentive stock options and nonstatutory stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair value of such stock on the grant date. Stock options and RSUs granted under the 2009 Plan generally vest as follows (1) 20% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining four years or (2) 25% on the first anniversary of the original vesting date, with the balance vesting monthly or quarterly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options and RSUs granted under the 2009 Plan is ten and seven years, respectively.

The 2016 Equity Incentive Plan (the “2016 Plan”) became effective on May 12, 2016. As a result, the Company will not grant any additional equity awards under the 2009 Plan. The outstanding equity awards granted under the 2009 Plan remain outstanding, subject to the terms of the 2009 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of restricted awards, or until the awards terminate or expire by their terms. When the 2016 Plan became effective, there were 497,302 remaining shares available for grant under the 2009 Plan which were added to the reserves of the 2016 Plan.

2016 Equity Incentive Plan

In October 2015, our board of directors adopted, and in January 2016 our stockholders approved, the 2016 Equity Incentive Plan, which became effective on May 12, 2016. The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. Recipients of incentive stock options and nonstatutory stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair value of such stock on the grant date. Stock options and RSUs granted under the 2016 Plan generally vest 25% on the first anniversary of the original vesting date, with the balance vesting quarterly or annually over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2016 Plan is ten years.

The 2016 Plan will terminate ten years from the effective date, unless it is terminated earlier by the board of directors. The Company had initially reserved 3,167,302 shares of common stock for issuance under the 2016 Plan, and as of December 31, 2016, there were 1,931,221 shares available for future issuance. The number of shares reserved for issuance under the 2016 Plan will increase automatically on the first day of each January through 2025 equal to the least of (i) 3,600,000 shares of Common Stock, (ii) 4.0% of the outstanding shares on such date and (iii) an amount determined by the Board.  In December 2016, the Board approved a 4.0% increase to the 2016 Plan share pool pursuant to the 2016 Plan’s evergreen provision.  A maximum of 4,691,493 shares of our common stock are authorized for issuance under the 2016 Plan following this increase.

Stock Options

The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.2% - 1.6%	1.6% - 1.9%	1.8% - 2.2%
Expected dividend yield	None	None	None
Expected volatility	59.5% - 60.0%	59.4% - 70.8%	71.1% - 71.3%
Expected term (in years)	6.3	6.3 - 6.5	6.5

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

A summary of stock option activity under the Company’s equity incentive plans for the year ended December 31, 2016 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	2,472	$2.85	7.7	$28,844
Granted	528	$20.91
Exercised	(622)	$2.07		$35,019
Cancelled	(24)	$3.73
Outstanding at December 31, 2016	2,354	$7.10	7.4	$129,288
Vested and expected to vest at:
December 31, 2016	2,354	$7.10	7.4	$129,288
Exercisable at:
December 31, 2016	975	$1.78	6.1	$58,458

As of December 31, 2016 and 2015, there was $7.6 million and $3.3 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 3.1 years and 3.4 years, respectively.

The weighted-average grant date fair value of stock options granted was $11.82, $4.39, and $1.72 during the years ended December 31, 2016, 2015 and 2014, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $35.0 million, $2.8 million and $0.6 million, respectively.

Restricted Stock Awards

The Company has granted restricted stock awards pursuant to the 2009 Plan. All such issued shares are subject to repurchase rights that generally lapse over a period of five years. If a holder ceases to maintain an employment relationship with the Company, the Company is entitled to repurchase any unvested shares at the original purchase price. The unvested shares of common stock subject to repurchase are not considered outstanding shares until the holders provide the requisite services and the repurchase right lapses. The Company records stock-based compensation expense over the vesting period for the amount that the fair value exceeded the purchase price as of the grant date. As of December 31, 2016 and 2015, there was $0.1 million and $0.3 million of unrecognized compensation cost related to unvested restricted stock awards granted under the 2009 Plan, which is expected to be recognized over weighted-average periods of 1.2 years and 2.2 years, respectively. The Company did not issue any restricted stock awards during the years ended December 31, 2016 or 2015.

A summary of the changes in the Company’s restricted stock awards during the year ended December 31, 2016 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	192	$1.39
Vested	(85)	$1.39
Outstanding at December 31, 2016	107	$1.39

Restricted Stock Units

Prior to the IPO, the Company granted 1.3 million RSUs to employees, directors and executives under the 2009 Plan which vest upon the satisfaction of both a service condition and a performance condition. These RSUs with both a service condition and performance condition are collectively referred to as “Performance Awards” in the following discussion. The service condition for a majority of the Performance Awards will be satisfied over a period of four years.  The performance condition was satisfied upon the closing of the Company’s IPO on May 18, 2016. No stock-based compensation expense had been recognized for the Performance Awards prior to the IPO because an IPO is not considered probable until it occurs. In May 2016, the Company began recording stock-based compensation expense based on the grant-date fair value of the Performance Awards using the accelerated attribution method.  During the year ended December 31, 2016, the Company recorded approximately $10.4 million of stock-based compensation expense related to these Performance Awards, including the immediate recognition of  approximately $4.9 million of stock-based compensation expense upon closing of the Company’s IPO.

During the year ended December 31, 2016, the Company granted 843,000 RSUs to employees and executives under the 2016 Equity Incentive Plan that include only a time-based service condition, and 200,000 RSUs to executives which have a market condition (“market-based RSUs”).  These market-based RSUs vest upon achievement of specific stock price targets, provided that if the price targets are not achieved on or prior to May 18, 2020, then such grant shall automatically terminate. The first market condition was achieved in June 2016 and the second market condition was achieved in July 2016, resulting in the recognition of $3.1 million of stock-based compensation expense related to these RSUs during 2016.

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

As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock.  Through December 31, 2016, the Company has not settled any vested RSUs with cash.

A summary of the changes in the Company’s RSUs during the year ended December 31, 2016 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,064	$12.16
RSUs granted during 2015 which were contingent upon IPO	450	$13.65
RSUs granted during 2016	1,043	$29.58
Vested	(523)	$13.44
Outstanding at December 31, 2016	2,034	$21.09

At December 31, 2016, there was $32.1 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 3.4 years.

Amended and Restated 2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the Amended and Restated 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective on May 18, 2016. The 2016 ESPP initially will provide participating employees with the opportunity to purchase an aggregate of 700,000 shares of the Company’s common stock. As of December 31, 2016, there were 631,052 shares available for future issuance under the 2016 ESPP. The number of shares of common stock reserved for issuance under the 2016 ESPP will increase automatically on the first day of each January through 2026, in an amount equal to the lowest of: (1) 900,000  shares of the Company’s common stock; (2) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors.  In December 2016, the Board approved a 1.0% increase to the ESPP share pool.  A maximum of 1,081,047 shares of our common stock are authorized for issuance under the ESPP Plan following this increase.  The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for 6-month offering periods beginning on May 1 and November 1 of each year. The initial offering period began on May 18, 2016, and ended on October 31, 2016.

On each purchase date, eligible employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of the applicable offering period.

The fair value of the awards issued under the 2016 ESPP granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2016
Risk-free interest rate	0.4%
Expected dividend yield	None
Expected volatility	57.3%
Expected term (in years)	0.5

11. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

As a result of the conversion of preferred stock on May 18, 2016, the amount of earnings allocated to participating securities was based on the period the participating securities were outstanding during the year ended December 31, 2016.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$131,577	$40,520	$13,520
Less: preferred stock accretion	(1,722)	(4,353)	(4,373)
Less: undistributed earnings attributable to participating securities	(34,571)	(28,570)	(7,419)
Net income attributable to common stockholders - basic and diluted	$95,284	$7,597	$1,728
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	25,307	6,429	5,629
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants, and employee stock purchase plan	4,278	1,882	1,818
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	29,585	8,311	7,447
Net income per share attributable to common stockholders
Basic	$3.77	$1.18	$0.31
Diluted	$3.22	$0.91	$0.23

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	46	119	248
Unvested restricted stock units	46	—	—
Preferred stock warrants	—	245	245
Preferred stock	—	24,177	24,177

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters are located in Maynard, Massachusetts, for which, as of December 31, 2016, it leases various floors under noncancelable operating leases that expire in January 2019.  In April 2016, the Company entered into a lease to move the Maynard operations to another section of the current facility which expires in 2024, and the Company completed the transition of its headquarters to the new leased space in the first quarter of 2017. The Company also occupies an additional facility in Hazlet, New Jersey, for which, as of December 31, 2016, it leased various floors under noncancelable operating leases that expire in June 2018 and July 2018. In March 2016, the Company entered into a lease to relocate the current Hazlet operations to Holmdel, New Jersey, which expires in 2022 and is renewable for two additional five-year terms, and the Company plans to complete the move in the first quarter of 2017. The Company leases additional facilities, with domestic and international locations in Wooburn Green, United Kingdom, expiring in October 2021, in San Jose, California, expiring in August 2020, in Mountain View, California, expiring in July 2018, renewable for an additional one-year term, in Bangalore, India, expiring in September 2018, in Limerick, Ireland, expiring in January 2021, and in Nanshan, Shenzhen, expiring in January 2018. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1.3 million, $0.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments due under these noncancelable lease agreements as of December 31, 2016, are as follows (in thousands):

Amounts
2017	$2,872
2018	3,345
2019	3,066
2020	3,067
2021	3,037
Thereafter	7,350
Total	$22,737

Both the Holmdel, New Jersey and Maynard, Massachusetts leases entered into during 2016 included tenant improvements which were partially funded by the Company.  Under the lease agreements, the Company will not have title to the tenant improvements.  Therefore, as the Company funds our portion of the improvements, we have recorded a prepaid lease asset which will be amortized over the lease term.  As of December 31, 2016, the Company was committed to approximately $4.9 million of tenant improvements related to these leases which were completed during the first quarter of 2017.

Legal Contingencies

On January 21, 2016, ViaSat, Inc. filed a suit against the Company in the U.S. District Court for the Southern District of California alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The lawsuit is still pending and discovery is ongoing. The Company is continuing to evaluate ViaSat’s claims, but based on the information available to the Company as of the date of this Annual Report on Form 10-K, the Company currently believes that this suit will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

Indemnification

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the years ended December 31, 2016, 2015 and 2014, the Company had not experienced any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded the fair value of these obligations is not material. Accordingly, as of December 31, 2016 and 2015, no amounts have been accrued related to such indemnification provisions.

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

Potential Payments upon Termination or Change in Control

In October 2015, the Company adopted the Acacia Communications, Inc. Severance and Change in Control Benefits Plan (the “Severance Plan”), which provides severance benefits to certain of its executives if their employment is terminated “without cause” or, only in connection with a “change in control” of the Company, they terminate employment for “good reason” (as each of those terms is defined in the Severance Plan).

Under the Severance Plan, if the Company terminates an eligible executive’s employment without cause prior to or more than 12 months following the closing of a change in control of the Company, the executive is entitled to (i) continue receiving his or her base salary for a specified period (in the case of the chief executive officer, for 12 months, and, in the case of all other participants, for nine months) following the date of termination, (ii) company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for up to 12 months following the date of termination, and (iii) the amount of any unpaid annual bonus determined by the board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination.

The Severance Plan also provides that, if, within 12 months following the closing of a change in control of the Company, an eligible executive’s employment is terminated without cause or such executive terminates his or her employment for good reason, the executive is entitled to (i) a single lump-sum payment equal to a percentage of his or her annual base salary (in the case of the chief executive officer, 100% and, in the case of all other participants, 75%), (ii) a single lump sum payment in an amount equal to a percentage of his or her target annual bonus for the year in which the termination of employment occurs (in the case of the chief executive officer, 100% and, in the case of all other participants, 75%), (iii) company contributions to the cost of health care continuation under COBRA for up to 12 months following the date of termination of employment, and (iv) the amount of any unpaid annual bonus determined by the board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination. In addition, all of the executive’s outstanding unvested equity awards will immediately vest in full on the date of such termination.

All payments and benefits provided under the Severance Plan are contingent upon the execution and effectiveness of a release of claims by the executive in favor of the Company and continued compliance by the executive with any proprietary information and inventions, nondisclosure, non-competition, nonsolicitation (or similar) agreement to which the Company and the executive are party.

Upon the effectiveness of the Severance Plan, the Company would be contingently obligated to make cash payments up to $3.9 million if such events occur.

13. INCOME TAXES

The components of income before (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$4,305	$38,719	$16,517
Foreign	110,316	1,086	(64)
Total	$114,621	$39,805	$16,453

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax (benefit) provision
Federal	$(8,090)	$10,074	$2,797
State	53	265	129
Foreign	3,414	135	—
Total current income tax (benefit) provision	(4,623)	10,474	2,926
Deferred income tax (benefit) provision
Federal	(5,797)	(5,861)	—
State	(6,168)	(5,328)	—
Foreign	(368)	—	7
Total deferred income tax (benefit) provision	(12,333)	(11,189)	7
Total income tax (benefit) provision	$(16,956)	$(715)	$2,933

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the (benefit) provision for income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2016	2015	2014
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
(Decreases) increases resulting from:
Federal tax credits	(4.1)	(9.5)	(3.3)
Change in valuation allowance	0.2	(24.9)	(14.9)
State tax expense, net of federal benefit	(3.8)	(5.3)	0.9
Meals and entertainment	0.1	0.2	0.1
Stock-based compensation expense	(18.0)	0.6	3.5
Change in fair value of preferred stock warrants	1.0	1.9	1.0
Non-deductible interest	—	0.1	0.1
Domestic production activity deduction	—	(2.2)	(2.3)
Change in uncertain tax positions	1.9	2.4	—
Foreign rate differential	(31.8)	0.6	—
Foreign rate inclusion	4.5	0.2	—
Other	0.2	(0.9)	(2.3)
Effective income tax rate	(14.8)%	(1.8)%	17.8%

Significant components of the Company’s net deferred tax assets at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$3,726	$2,433
Net operating loss carryforwards	5,472	4,955
Credit carryforwards	11,461	5,032
Stock-based compensation	3,950	—
Other	880	605
Total deferred tax assets	$25,489	$13,025
Deferred tax liabilities:
Depreciation	(1,142)	(990)
Stock-based compensation	—	(97)
Other	(80)	(195)
Total deferred tax liabilities	(1,222)	(1,282)
Valuation allowance	(734)	(554)
Net deferred tax assets	$23,533	$11,189

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

Year Ended December 31,	Beginning Balance	Additions	Reductions	Ending Balance
2014	$12,946	—	(2,485)	$10,461
2015	$10,461	—	(9,907)	$554
2016	$554	180	—	$734

The Company accounts for deferred taxes under ASC Topic 740, Income Taxes (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its net deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as the duration and severity of losses, as well as the expiration and limitation of tax attributes in various jurisdictions.

As of December 31, 2016, positive evidence included consolidated three-year cumulative profitability of $170.9 million ($59.5 million for the U.S. only). Additionally, after implementing a corporate restructuring of our international business during the quarter ended December 31, 2015 and determining that sufficient forecasted taxable income of appropriate character is expected to continue in future years, the Company believes the weight of the objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans is sufficient to overcome the weight of any negative evidence. During the year ended December 31, 2016, the Company concluded it is more likely than not that it will realize the benefit of $23.5 million of the Company’s net deferred tax assets.

The Company did record, however, a partial valuation allowance against some of its U.S. deferred tax assets as of December 31, 2016. The valuation allowance increased in 2016 by $0.2 million due to the corresponding increase of the deferred tax assets related to state research tax credits by the same amount earned in jurisdictions where we do not anticipate generating sufficient taxable income to offset the credit generated. In addition, as of December 31, 2016, the Company continues to maintain a partial valuation allowance of $0.7 million against its U.S. deferred tax assets, which include federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits. Management will continue to assess the applicability of a valuation allowance at each reporting period.

As of December 31, 2015, based on its assessment of the realizability of its deferred tax assets, the Company released substantially all of the valuation allowance maintained against its net U.S. deferred tax assets at the time, which resulted in a tax benefit of $9.9 million and a partial valuation allowance of $0.6 million as of December 31, 2015.

As of December 31, 2014, based on its assessment, the Company determined that none of its deferred tax assets were realizable, resulting in a decrease to the valuation allowance of $2.5 million due to the corresponding reduction of the deferred tax assets by the same amount, and a $10.5 million valuation allowance as of December 31, 2014. The reduction of deferred tax assets was primarily due to the utilization of net operating loss and tax credit carryforwards.

The benefit for income taxes shown on the consolidated income statements differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that are not deductible, stock-based compensation excess tax benefits, federal and state research and development credits, as well as the release of a valuation allowance against foreign, U.S. federal and state deferred tax assets.

As of December 31, 2016, the Company had $11.5 million and $27.6 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2036. As of December 31, 2016, the Company had $7.2 million and $9.1 million of federal and state research and development and other credit carryforwards, respectively, that expire at various dates through 2036.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Utilization of some of the net operating loss carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations will result in the expiration of $0.8 million of the federal net operating loss carryforwards before utilization. The Company performed an Internal Revenue Code Section 382 study and determined that utilization of its annual net operating losses are limited to approximately $4.8 million per year through 2017, $2.3 million in 2018 and $1.4 million in years thereafter in connection with changes in control in 2009 and 2013. Through December 31, 2014, the Company accumulated the unused amount of Section 382 limitations in excess of the amount of net operating loss carryforwards that were originally subject to limitation. Therefore, these unused net operating loss carryforwards were available for utilization to offset taxable income generated in 2014.

The Company intends to indefinitely reinvest the earnings of the Company’s foreign subsidiaries notwithstanding that some of these earnings may be taxed before repatriation under the U.S. income tax rules as “deemed distributions.” Other than the earnings taxed on deemed distributions, the Company does not provide for U.S. income taxes on the earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes. As of December 31, 2016, there was $94.5 million of cumulative foreign earnings for which U.S. income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability on unremitted earnings is not practicable due to the complexities associated with its hypothetical calculation.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Balance at December 31, 2014	$—
Increases for the tax positions taken during the year	940
Balance at December 31, 2015	$940
Increases for the tax positions taken during the year	2,138
Balance at December 31, 2016	$3,078

The Company had $3.1 million and $0.9 million of uncertain tax positions during the years ended December 31, 2016 and 2015. Included in the balance of unrecognized tax benefits as of December 31, 2016 and 2015 are $1.5 million and $0.4 million of tax benefits that, if recognized, would impact the effective tax rate. There are no material amounts of interest or penalties recognized in the consolidated income statement or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in prior period tax years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required.  There are currently no federal, state or foreign examinations in process.

14. CONCENTRATIONS OF RISK

Customer Concentration

Customers with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
A	32%	28%	35%
B	26%	22%	23%
C	*	13%	*

*	Less than 10% of revenue in the period indicated

Customer A is currently subject to U.S. Department of Commerce restrictions that could prevent sales to this customer after March 29, 2017.

Customers that accounted for equal to or greater than 10% of accounts receivable at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
A	26%	21%
B	19%	*
C	15%	24%
D	*	10%

__________________

*	Less than 10% of accounts receivable at the date indicated

Supplier Concentration

The Company purchases a substantial portion of its inventory from contract manufacturers and vendors located in Japan, Canada, Thailand and the United States. For the years ended December 31, 2016, 2015 and 2014, total inventory purchased from each of the contract manufacturers and vendors was as follows:

	Year Ended December 31,
	2016	2015	2014
W	11%	*	*
X	37%	48%	*
Y	24%	*	*
Z	18%	32%	73%

__________________

*	Less than 10% of total inventory purchased in the period indicated

The Company also outsources certain engineering projects to foundries located in the United States and Japan.  During the year ended December 31, 2016, the Company incurred 16% of its total research and development costs with the vendor located in the United States.  During the years ended December 31, 2015 and 2014, costs incurred with the vendor in the United States were less than 10% of total research and development expense.  During the years ended December 31, 2015 and 2014, the Company incurred 14% and 26% of its total research and development costs with the vendor located in Japan, respectively.  During the year ended December 31, 2016, costs incurred with the vendor in Japan were less than 10% of total research and development expense.

15. RETIREMENT PLAN

The Company is the sponsor of a defined contribution savings plan for all qualified employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to contribute a portion of their compensation on a pre-tax basis up to an amount not to exceed the annual statutory limit applicable to each individual participant. The Company is permitted to make discretionary matching contributions to the 401(k) Plan. During the year ended December 31, 2014, the Company did not make any matching contributions. The Company began making matching contributions to the plan in April 2015. Total matching contributions during the years ended December 31, 2016 and 2015 amounted to $0.8 million and $0.4 million, respectively.

16. RELATED PARTIES

On June 1, 2016, Vincent Roche, President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”) was elected to the Company’s board of directors.  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices.  These purchased supplies are used as content in certain of our manufactured products.  The Company’s contract manufacturers made purchases from ADI of approximately $4.9 million, $1.6 million, and $0.3 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company periodically purchases products from M/A-COM Technology Solutions, Inc. (“M/A-COM”). One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM. During the year ended December 31, 2016, the amount of purchases made from M/A-COM were immaterial.  During the years ended December 31, 2015 and 2014, the Company made purchases of $1.2 million and $0.2 million from M/A-COM, respectively.

17. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2016
	First	Second	Third	Fourth
	(in thousands)
Revenue	$84,489	$116,192	$135,304	$142,427
Cost of revenue	49,083	62,240	72,004	74,098
Gross profit	35,406	53,952	63,300	68,329
Operating expenses:
Research and development	15,414	21,839	18,915	19,528
Sales, general and administrative	4,054	8,649	7,541	7,432
Loss on disposal of property and equipment	-	-	-	25
Total operating expenses	19,468	30,488	26,456	26,985
Income from operations	15,938	23,464	36,844	41,344
Total other income (expense), net	237	(3,647)	166	275
Income before provision (benefit) for income taxes	16,175	19,817	37,010	41,619
Provision (benefit) for income taxes	1,577	2,219	2,122	(22,874)
Net income	$14,598	$17,598	$34,888	$64,493
Net income attributable to common stockholders:
Basic	$0.44	$0.51	$0.97	$1.72
Diluted	$0.30	$0.43	$0.86	$1.55

	2015
	First	Second	Third	Fourth
	(in thousands)
Revenue	$47,244	$57,846	$65,419	$68,547
Cost of revenue	30,640	37,441	40,209	37,060
Gross profit	16,604	20,405	25,210	31,487
Operating expenses:
Research and development	7,903	8,820	9,604	12,318
Sales, general and administrative	2,123	2,932	3,005	5,064
Total operating expenses	10,026	11,752	12,609	17,382
Income from operations	6,578	8,653	12,601	14,105
Total other expense, net	(178)	(1,230)	(408)	(316)
Income before provision (benefit) for income taxes	6,400	7,423	12,193	13,789
Provision (benefit) for income taxes	2,063	2,716	3,354	(8,848)
Net income	$4,337	$4,707	$8,839	$22,637
Net income attributable to common stockholders:
Basic	$0.11	$0.12	$0.25	$0.70
Diluted	$0.08	$0.09	$0.20	$0.54

18. SUBSEQUENT EVENTS

On January 1, 2017, shares issuable under the Company’s 2016 Equity Incentive Plan increased by 1,524,191 shares and shares issuable under the Company’s 2016 Employee Stock Purchase Plan increased by 381,047 shares in accordance with the automatic annual increase provisions of such plans.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website, www.acacia-inc.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the code.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(a)(2) Financial Statement Schedules

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA COMMUNICATIONS, INC.

By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer

Date:  February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj	President, Chief Executive Officer and	February 23, 2017
Director (Principal Executive Officer)

/s/ John F. Gavin
John F. Gavin	Chief Financial Officer (Principal Financial	February 23, 2017
Officer)

/s/ Francis J. Murphy
Francis J. Murphy	Corporate Controller	February 23, 2017
(Principal Accounting Officer)

/s/ Eric A. Swanson
Eric A. Swanson	Chairman of the Board of Directors	February 23, 2017

/s/ Peter Y. Chung
Peter Y. Chung	Director	February 23, 2017

/s/ Benny P. Mikkelsen
Benny P. Mikkelsen	Director	February 23, 2017

/s/ Stan J. Reiss
Stan J. Reiss	Director	February 23, 2017

/s/ John Ritchie
John Ritchie	Director	February 23, 2017

/s/ Vincent Roche
Vincent Roche	Director	February 23, 2017

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 24, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2016).

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed December 21, 2015).

4.2

Amended and Restated Investors’ Rights Agreement, dated April 17, 2013, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed December 21, 2015).

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.2*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

10.7*

Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

10.8*

Form of Non-statutory Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

10.9*

Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

10.10*	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.11*	Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed December 21, 2015).

10.12*

Form of Restricted Stock Agreement by and between the Registrant and each of Murugesan Shanmugaraj, Benny P. Mikkelsen and Bhupendra C. Shah (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed December 21, 2015).

10.13†

Strategic Partnering Agreement, dated March 8, 2011, by and between the Registrant and ADVA Optical Networking North America, Inc., as amended (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed December 21, 2015).

10.14†

General Conditions of Purchase, dated December 3, 2010, by and between the Registrant and ZTE Corporation (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed December 21, 2015).

10.15†

Master Supply Agreement, dated October 18, 2013, by and between the Registrant and Fujitsu Semiconductor America, Inc. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed December 21, 2015).

10.16†

Manufacturing Services Agreement, dated as of August 6, 2015, by and between the Registrant and Sanmina Corporation (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed December 21, 2015).

10.17

Lease, dated April 13, 2016, by and between the Registrant and AS Clock Tower Owner, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.18

Commercial Lease, dated March 18, 2016, by and between the Registrant and Somerset Holmdel Development I Urban Renewal, L.P. (incorporated by reference to Exhibit 10.21 to Amendment no. 2 to Registration Statement on Form S-1 filed May 2, 2016).

21.1**	List of Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.