Form 10-Q
period 2017-03-31
Acacia Communications, Inc.
filed 2017-05-09
CIK 1651235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of April 28, 2017, the registrant had 38,641,841 shares of common stock issued and outstanding.

ACACIA COMMUNICATIONS, INC.

Table of Contents

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
	Condensed Consolidated Income Statements for the Three Months Ended March 31, 2017 and 2016	3
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2017 and 2016	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50

EX-31.1	(CERTIFICATION OF THE CEO PURSUANT TO SECTION 302)
EX-31.2	(CERTIFICATION OF THE CFO PURSUANT TO SECTION 302)
EX-32.1	(CERTIFICATION OF THE CEO PURSUANT TO SECTION 906)
EX-32.2	(CERTIFICATION OF THE CFO PURSUANT TO SECTION 906)

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
•

regulatory developments in the United States and foreign countries, including under export control laws or regulations that could impede our ability to sell our products to certain customers or customers in certain foreign jurisdictions; and

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

PART I—FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited).

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$139,641	$206,402
Marketable securities - short-term	131,684	104,004
Accounts receivable	114,891	108,127
Inventory	33,684	31,681
Prepaid expenses and other current assets	17,544	12,076
Deferred product costs	279	85
Total current assets	437,723	462,375
Marketable securities - long-term	49,960	—
Restricted cash	586	1,630
Property and equipment, net	27,292	25,124
Deferred tax asset	25,022	23,533
Other assets	7,840	4,274
Total assets	$548,423	$516,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,062	$49,430
Accrued liabilities	31,963	29,863
Deferred revenue	1,586	1,375
Total current liabilities	70,611	80,668
Other long-term liabilities	1,829	1,473
Total liabilities	72,440	82,141

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 38,516 and 37,998 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	301,408	295,893
Accumulated other comprehensive loss	(52)	(16)
Retained earnings	174,623	138,914
Total stockholders' equity	475,983	434,795
Total liabilities and stockholders' equity	$548,423	$516,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$114,667	$84,489
Cost of revenue	58,367	49,083
Gross profit	56,300	35,406
Operating expenses:
Research and development	17,728	15,414
Sales, general and administrative	8,691	4,054
Total operating expenses	26,419	19,468
Income from operations	29,881	15,938
Other income, net:
Interest income, net	445	9
Change in fair value of preferred stock warrant liability	—	248
Other expense	(38)	(20)
Total other income, net	407	237
Income before (benefit) provision for income taxes	30,288	16,175
(Benefit) provision for income taxes	(5,421)	1,577
Net income	35,709	14,598
Accretion of redeemable convertible preferred stock	—	(1,086)
Undistributed earnings attributable to participating securities	—	(10,566)
Net income attributable to common stockholders - basic	35,709	2,946
Less: change in fair value of preferred stock warrant liability	—	(248)
Net income attributable to common stockholders - diluted	$35,709	$2,698
Net income per share attributable to common stockholders:
Basic	$0.93	$0.44
Diluted	$0.86	$0.30
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	38,308	6,743
Diluted	41,654	8,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$35,709	$14,598
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $15 for the three months ended March 31, 2017	(36)	—
Comprehensive income	$35,673	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Redeemable					Accumulated
	Convertible				Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		20			(20)			(20)
Accretion to redemption value		1,066			(388)		(678)	(1,066)
Vesting of restricted common stock			21					—
Exercise of common stock options			115	—	118			118
Stock-based compensation expense					290			290
Net income							14,598	14,598
Balance at March 31, 2016	24,177	$71,866	6,805	$1	$—	$—	$21,935	$21,936

Balance at December 31, 2016	—	$—	37,998	$4	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock			28					—
Exercise of common stock options			341	—	883			883
Vesting of restricted stock units			149	—	—			—
Stock-based compensation expense					4,632			4,632
Unrealized losses on marketable securities, net of tax of $15						(36)		(36)
Net income							35,709	35,709
Balance at March 31, 2017	—	$—	38,516	$4	$301,408	$(52)	$174,623	$475,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,709	$14,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,877	1,666
Stock-based compensation	4,632	290
Deferred income taxes	(1,490)	(810)
Other non-cash charges	76	8
Change in fair value of preferred stock warrant liability	—	(248)
Changes in operating assets and liabilities:
Accounts receivable	(6,764)	(22,873)
Inventory	(2,003)	2,238
Prepaid expenses and other current assets	(5,241)	(389)
Deferred product costs	(194)	1,481
Restricted cash	1,044	—
Other assets	(3,566)	(57)
Accounts payable	(11,533)	13,424
Accrued liabilities	1,790	2,318
Deferred revenue	211	(153)
Other long-term liabilities	356	406
Net cash provided by operating activities	15,904	11,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,608)	(6,221)
Purchases of marketable securities	(116,652)	—
Sales and maturities of marketable securities	38,900	—
Deposits	—	(11)
Net cash used in investing activities	(83,360)	(6,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	—	(24)
Deferred financing costs	—	(8)
Payment of public offering costs	(188)	(479)
Proceeds from the issuance of common stock under stock-based compensation plans	883	118
Net cash provided by (used in) financing activities	695	(393)

Effect of exchange rates on cash	—	6
Net (decrease) increase in cash and cash equivalents	(66,761)	5,280
Cash and cash equivalents—Beginning of period	206,402	27,610
Cash and cash equivalents—End of period	$139,641	$32,890

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(134)	$2,240

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,147	$639
Public offering costs incurred but not yet paid	$13	$324
Accretion of redemption value on redeemable convertible preferred stock	$—	$1,066
Accretion of redeemable convertible preferred stock issuance costs	$—	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acacia Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent interconnect products that are designed to improve the capacity, performance, intelligence and cost of communications networks relied upon by cloud infrastructure operators and content and communications service providers. The Company’s products include a series of low-power coherent digital signal processors and silicon photonic integrated circuits integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets. The Company is also developing optical interconnect modules that will enable transmission speeds of one terabit (1,000 gigabits) per second and above.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements include the accounts of Acacia Communications, Inc., and Subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 23, 2017. There have been no significant changes in the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016, its statements of comprehensive income for the three months ended March 31, 2017 and 2016, its statements of redeemable convertible preferred stock and stockholders’ equity for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. All intercompany balances and transactions have been eliminated in consolidation.  The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to these three-month periods are also unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date in order to reduce diversity in practice and provide more decision-useful information. The amendments in ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 will require amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and must be applied using a retrospective approach with earlier adoption permitted. The Company expects its condensed consolidated statements of cash flows to be impacted by the amount of restricted cash held by the Company in each period.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and must be applied using a modified retrospective approach with earlier adoption permitted for annual reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses.  The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the income statement, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that period. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies certain principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain guidance related to identifying performance obligations and licensing.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses improvements to the guidance on collectability, noncash consideration and completed contracts at transition.  In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which addresses clarifications and corrections in various areas, including contract costs and disclosures.  The Company has commenced its evaluation of the impact this guidance may have on its condensed consolidated financial statements, including evaluation of the disclosure requirements under the new standard.  Although its assessment is ongoing, the Company does not anticipate that the adoption of this standard will have a significant impact on its condensed consolidated financial statements.  The Company plans to adopt this guidance on January 1, 2018.  The Company has not yet determined whether it will utilize the full retrospective or the modified retrospective adoption method.

3. FINANCIAL INSTRUMENTS

The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
		Gross Unrealized		Estimated	Cash and Cash	Marketable
	Amortized Cost	Gains	Losses(1)	Fair Value	Equivalents	Securities
Cash	$83,889	$—	$—	$83,889	$83,889	$—
Money market funds	47,855	—	—	47,855	47,855	—
U.S. treasury bonds	15,006	—	(5)	15,001	—	15,001
Commercial paper	49,912	—	(2)	49,910	5,999	43,911
Certificates of deposit	11,048	3	(1)	11,050	—	11,050
Asset-backed securities	11,669	1	(2)	11,668	—	11,668
Corporate debt securities	101,984	7	(79)	101,912	1,898	100,014
Total	$321,363	$11	$(89)	$321,285	$139,641	$181,644

(1)	Losses represent marketable securities that were in loss positions for less than one year.

	As of December 31, 2016
		Gross Unrealized		Estimated	Cash and Cash	Marketable
	Amortized Cost	Gains	Losses(1)	Fair Value	Equivalents	Securities
Cash	$81,230	$—	$—	$81,230	$81,230	$—
Money market funds	118,174	—	—	118,174	118,174	—
U.S. treasury bonds	15,017	—	(2)	15,015	—	15,015
Commercial paper	49,673	—	—	49,673	5,997	43,676
Corporate debt securities	46,339	2	(27)	46,314	1,001	45,313
Total	$310,433	$2	$(29)	$310,406	$206,402	$104,004

(1)	Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

Three Months Ended March 31, 2017
Proceeds from the sales and maturities of marketable securities	$38,900
Realized gains	$1
Realized losses	$—

The contractual maturities of short-term and long-term marketable securities held at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$131,735	$131,684	$104,031	$104,004
Due after 1 year through 2 years	49,987	49,960	—	—
Total	$181,722	$181,644	$104,031	$104,004

At March 31, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

4. INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$19,692	$14,385
Work-in-process	3,318	3,235
Finished goods	10,674	14,061
Inventory	$33,684	$31,681

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Engineering laboratory equipment	$33,914	$31,096
Computer software	1,391	1,381
Computer equipment	3,562	2,572
Furniture and fixtures	2,749	408
Leasehold improvements	2,446	1,032
Construction in progress	2,604	5,954
Total property and equipment	46,666	42,443
Less: Accumulated depreciation	(19,374)	(17,319)
Property and equipment, net	$27,292	$25,124

Depreciation expense was $2.9 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee-related liabilities	$6,854	$6,235
Outsourced foundry services	245	1,811
Goods and services received not invoiced	12,089	9,024
Accrued income taxes	1,268	670
Accrued manufacturing related expenses	3,358	5,255
Warranty reserve	2,113	2,158
Other accrued liabilities	6,036	4,710
Accrued liabilities	$31,963	$29,863

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

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, commercial paper and corporate debt securities with an original maturity of three months or less.  The Company’s investments in money market funds, commercial paper, certificates of deposit, asset-backed securities, corporate bonds and U.S. government agency debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

The fair value of these assets measured on a recurring basis was determined using the following inputs as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$—	$47,855	$—	$47,855
U.S. treasury bonds	—	15,001	—	15,001
Commercial paper	—	49,910	—	49,910
Certificates of deposit	—	11,050	—	11,050
Asset-backed securities	—	11,668	—	11,668
Corporate debt securities	—	101,912	—	101,912
Total	$—	$237,396	$—	$237,396

	December 31, 2016
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$—	$118,174	$—	$118,174
U.S. treasury bonds	—	15,015	—	15,015
Commercial paper	—	49,673	—	49,673
Corporate debt securities	—	46,314	—	46,314
Total	$—	$229,176	$—	$229,176

There have been no transfers between fair value measurement levels during the three months ended March 31, 2017.

For certain other financial instruments, including accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Preferred Stock Warrants

Prior to the closing of the Company’s initial public offering, or IPO, the Company remeasured the fair value of its preferred stock warrants at each balance sheet date. Any changes in fair value were recognized as a component of Other Income (Expense) in the condensed consolidated income statements. The valuation technique used to measure fair value for the Company’s preferred stock warrants, which were considered Level 3 fair value estimates within the fair value hierarchy, was the Black-Scholes option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrants was the fair value of the Company’s Series B and Series C Preferred Stock. The Company also utilized risk-free interest rate, expected dividend yield, expected volatility and expected term as observable inputs with the fair value of the Series B and Series C Preferred Stock in determining the fair value of the preferred stock warrants. There is not a direct interrelationship between the unobservable inputs and the observable inputs.

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 is as follows (in thousands):

Three Months Ended
March 31, 2016
Preferred stock warrant liability at beginning of period	$3,254
Change in fair value	(248)
Preferred stock warrant liability at end of period	$3,006

The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO.

8. STOCK COMPENSATION PLANS

The following table summarizes the classification of stock-based compensation in the condensed consolidated income statements for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$442	$32
Research and development	2,992	189
Sales, general and administrative	1,198	69
Total stock-based compensation	$4,632	$290

The following table summarizes stock-based compensation expense by award type for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$666	$261
Restricted stock awards	29	29
Restricted stock units	3,686	—
Employee stock purchase plan	251	—
Total stock-based compensation	$4,632	$290

Stock Options

A summary of stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2017 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,354	$7.10	7.4	$129,288
Granted	—	$—
Exercised	(341)	$2.60		$19,313
Cancelled	(3)	$9.44
Outstanding at March 31, 2017	2,010	$7.86	7.3	$102,789
Vested and expected to vest at:
March 31, 2017	2,010	$7.86	7.3	$102,789
December 31, 2016	2,354	$7.10	7.4	$129,288
Exercisable at:
March 31, 2017	779	$1.96	6.0	$44,156
December 31, 2016	975	$1.78	6.1	$58,458

As of March 31, 2017 and December 31, 2016, there was $6.9 million and $7.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 2.9 years and 3.1 years, respectively.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2016 was $7.59.  No stock option awards were issued by the Company during the three months ended March 31, 2017.

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 403,000 restricted stock units, or RSUs, to employees and executives under the 2016 Equity Incentive Plan which vest upon the satisfaction of a service condition, generally over four years.  The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

During the three months ended March 31, 2017, the Company granted 436,000 RSUs to executive officers that include a market condition and a performance condition in addition to a service condition (“performance-based RSUs” or “PRSUs”).  Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.  The number of PRSUs that are subject to the service condition is determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned PRSUs”).  Thirty-three percent of any Earned PRSUs will vest on the later of (i) March 17, 2019 and (ii) the date that the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018. Thereafter, an additional 33% of the Earned PRSUs will vest on March 17, 2020 and the remaining 34% of the Earned PRSUs will vest on March 17, 2021. Vesting of Earned PRSUs is subject to the applicable officer’s continued provision of services to the Company through the applicable vesting date.  The number of PRSUs that become Earned PRSUs will be determined based on the extent to which the Company achieves (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). If neither the Revenue Growth Objective nor the Stock Price Objective is achieved, none of the PRSUs will become Earned PRSUs. Any PRSUs that do not become Earned PRSUs shall be forfeited once the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018.

For the PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of four years. The Company estimated the fair value of the PRSUs using management’s best estimate of the probability of the Revenue Growth Objective being satisfied using the most currently available projections of future revenue performance, which will be reassessed at each reporting period. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	1.3%
Expected dividend yield	None
Expected volatility	58.3%
Expected term (in years)	1.8
Grant date fair value of underlying shares	$55.02

As soon as practicable following each vesting date of RSUs, including PRSUs, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. To date, the Company has not settled any vested RSUs with cash.

A summary of the changes in the Company’s RSUs during the three months ended March 31, 2017 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,034	$21.09
Granted	839	$67.97
Vested	(149)	$13.94
Cancelled	(5)	$39.57
Outstanding at March 31, 2017	2,719	$35.90

The granted amount includes the 436,000 PRSUs which is the maximum number that were granted to executives during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, there was $59.2 million and $32.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over weighted-average periods of 3.5 years and 3.4 years, respectively.

9. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its preferred stock to be participating securities. In the event a cash dividend is paid on common stock, the holders of preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.  As a result of the conversion of preferred stock on May 18, 2016, no earnings were allocated to participating securities during the three months ended March 31, 2017.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$35,709	$14,598
Less: preferred stock accretion	—	(1,086)
Less: undistributed earnings attributable to participating securities	—	(10,566)
Net income attributable to common stockholders - basic	$35,709	$2,946
Less: change in fair value of preferred stock warrant liability	—	(248)
Net income attributable to common stockholders - diluted	$35,709	$2,698
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	38,308	6,743
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants, and employee stock purchase plan	3,346	2,124
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	41,654	8,867
Net income per share attributable to common stockholders
Basic	$0.93	$0.44
Diluted	$0.86	$0.30

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	49	292
Unvested restricted stock units	152	—
Preferred stock	—	24,177

As discussed further in Note 8, in March 2017, the Company granted 436,000 PRSUs to executives that include market, performance and service conditions.  As the market and performance criteria associated with the vesting of those awards have not been satisfied as of March 31, 2017, the Company has excluded those shares from the table above and the calculation of diluted net income per share attributable to common stockholders.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of March 31, 2017, are as follows (in thousands):

Amounts
Remaining 2017	$2,286
2018	3,117
2019	3,051
2020	3,070
2021	3,039
Thereafter	7,350
Total	$21,913

The Holmdel, New Jersey and Maynard, Massachusetts leases entered into during 2016 included tenant improvements which were partially funded by the Company.  Under the lease agreements, the Company will not have title to the tenant improvements.  Therefore, as the Company funded its portion of the improvements, it recorded a prepaid lease asset which will be amortized over the lease term.  As of March 31, 2017, the Company was committed to approximately $1.7 million of remaining tenant improvement costs related to these leases which is expected to be paid in the second quarter of 2017.

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

	Three Months Ended March 31,
	2017	2016
Warranty reserve, beginning of period	$2,158	$763
Provisions made to warranty reserve during the period	1,138	630
Charges against warranty reserve during the period	(1,183)	(246)
Warranty reserve, end of period	$2,113	$1,147

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

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Indemnification

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three months ended March 31, 2017 and 2016, the Company had not experienced any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded the fair value of these obligations is not material. Accordingly, as of March 31, 2017 and December 31, 2016, no amounts have been accrued related to such indemnification provisions.

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

For the three months ended March 31, 2017, the Company recorded a benefit from income taxes of $5.4 million, and for the three months ended March 31, 2016, the Company recorded a provision for income taxes of $1.6 million, resulting in an effective tax rate of (17.9)% and 9.7%, respectively. During the current year period, the effective tax rate is lower than the statutory federal tax rate due to the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure and the recognition of excess tax benefits from the taxable compensation on share-based awards.   The decrease in the Company’s effective tax rate of 27.6% primarily resulted from the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended March 31, 2017.  The Company’s historical provision for income taxes is not necessarily reflective of its future results of operations.

As of March 31, 2017 and December 31, 2016, the Company identified $3.5 million and $3.1 million of gross uncertain tax positions, respectively.  Included in those balances as of March 31, 2017 and December 31, 2016 are $1.8 million and $1.5 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate.  These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets.  The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.   The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$12,414	$12,968
China	56,982	41,384
Germany	12,966	19,156
Thailand	11,604	909
Other	20,701	10,072
Total revenue	$114,667	$84,489

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, during the quarter ended March 31, 2016, revenue in Thailand of $0.9 million was included within the “Other” geographic region and has now been reclassified to be presented on a separate line in conformity with the current period presentation.

Total long-lived assets by geographic region consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
United States	$17,168	$14,026
China	1,340	2,235
Thailand	7,592	8,070
Other	1,192	793
Total long-lived assets	$27,292	$25,124

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2016, long-lived assets in China of $2.2 million were included within the “Other” geographic region and have now been reclassified to be presented on a separate line in conformity with the current period presentation.

13. CONCENTRATIONS OF RISK

Customer Concentration

Customers with revenue equal to or greater than 10% of total revenue for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
A	41%	46%
B	11%	18%
C	*	12%

*Less than 10% of revenue in the period indicated

Customers that accounted for equal to or greater than 10% of accounts receivable at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
A	39%	26%
B	*	19%
C	14%	15%

*	Less than 10% of accounts receivable at the date indicated

Supplier Concentration

The Company purchases a substantial portion of its inventory from contract manufacturers and component suppliers located in Japan, Canada, Thailand and the United States. For the three months ended March 31, 2017 and 2016, total inventory purchased from each of the suppliers was as follows:

	Three Months Ended March 31,
	2017	2016
W	40%	*
X	*	42%
Y	41%	*
Z	10%	20%

*Less than 10% of total inventory purchased in the period indicated

The Company also outsources certain engineering projects to a foundry located in the United States.  During the three months ended March 31, 2016, the Company incurred 13% of its total research and development costs with the U.S. foundry.  Costs incurred with the U.S. foundry were less than 10% during the three months ended March 31, 2017.

14. RELATED PARTIES

On June 1, 2016, Vincent Roche, President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”) was elected to the Company’s board of directors.  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices.  These purchased supplies are used as content in certain of the Company’s manufactured products.  The Company’s contract manufacturers made purchases from ADI of approximately $1.2 million and $0.7 million during the three months ended March 31, 2017 and 2016, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2017.  As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A below.

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

For the three months ended March 31, 2017 and 2016, we generated 69% and 82% of our revenue, respectively, from our five largest customers.

Results of Operations

The following tables set forth the components of our condensed consolidated income statements for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Income Statement Data:
Revenue	$114,667	$84,489
Cost of revenue(1)	58,367	49,083
Gross profit	56,300	35,406
Operating expenses:
Research and development(1)	17,728	15,414
Sales, general and administrative(1)	8,691	4,054
Total operating expenses	26,419	19,468
Income from operations	29,881	15,938
Total other income, net	407	237
Income before (benefit) provision for income taxes	30,288	16,175
(Benefit) provision for income taxes	(5,421)	1,577
Net income	$35,709	$14,598

(1)	Stock-based compensation included in the condensed consolidated income statement data was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$442	$32
Research and development	2,992	189
Sales, general and administrative	1,198	69
Total stock-based compensation	$4,632	$290

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Cost of revenue	51%	58%
Gross profit	49%	42%
Operating expenses:
Research and development	15%	18%
Sales, general and administrative	8%	5%
Total operating expenses	23%	23%
Income from operations	26%	19%
Total other income, net	0%	0%
Income before (benefit) provision for income taxes	26%	19%
(Benefit) provision for income taxes	(5%)	2%
Net income	31%	17%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

Revenue and the related changes during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$114,667	$84,489	$30,178	36%

Revenue increased by $30.2 million, or 36%, to $114.7 million in the three months ended March 31, 2017 from $84.5 million in the three months ended March 31, 2016. The increase was primarily due to a $34.1 million increase in revenue from sales of products within our 400 Gbps product family.  This increase in revenue was partially offset by a $5.8 million decrease in revenue from sales of products within our 100 Gbps product family, as customers migrated to new product family offerings.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	March 31, 2017	Total Revenue	March 31, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$13,650	12%	$16,399	19%	$(2,749)	(17%)
EMEA	26,107	23%	24,421	29%	1,686	7%
APAC	74,910	65%	43,669	52%	31,241	72%
Total revenue	$114,667	100%	$84,489	100%	$30,178	36%

Americas

Revenue from product sales to customers with delivery locations in the Americas decreased by $2.7 million, or 17%, to $13.7 million in the three months ended March 31, 2017 from $16.4 million in the three months ended March 31, 2016. The decrease was primarily due to a $4.4 million decrease in sales of products within our 100 Gbps product family.  This decrease was partially offset by a $1.4 million increase in sales of products within our 400 Gbps product family.

Europe, the Middle East and Africa

Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, increased by $1.7 million, or 7%, to $26.1 million in the three months ended March 31, 2017 from $24.4 million in the three months ended March

31, 2016. The increase was primarily due to a $4.6 million increase in sales of products within our 400 Gbps product family.  This increase was partially offset by a $3.2 million decrease in sales of products in our 100 Gbps product family, as customers migrated to new product family offerings.

Asia Pacific

Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, increased by $31.2 million, or 72%, to $74.9 million in the three months ended March 31, 2017 from $43.7 million in the three months ended March 31, 2016. The increase was primarily due to a $28.1 million increase in sales of products within our 400 Gbps product family and a $1.8 million increase in sales of products within our 100 Gbps product family.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$58,367	$49,083	$9,284	19%
Gross profit percentage	49.1%	41.9%

Cost of revenue increased $9.3 million, or 19%, to $58.4 million in the three months ended March 31, 2017 from $49.1 million in the three months ended March 31, 2016. The increase was due to the increased volume of products sold within our 400 Gbps product family, partially offset by a decrease in the volume of products sold within our 100 Gbps product family.

Our gross profit percentage increased to 49.1% in the three months ended March 31, 2017 compared to 41.9% in the three months ended March 31, 2016. The increase was due to the favorable effects of product mix within our 400 Gbps product family to products which contain more of our vertically integrated silicon technology, as compared to the prior year.  Our gross profit percentage also benefited from our transition of manufacturing operations to contract manufacturers in lower-cost regions.

Research and Development

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$17,728	$15,414	$2,314	15%

Research and development expense increased $2.3 million, or 15%, to $17.7 million in the three months ended March 31, 2017 from $15.4 million in the three months ended March 31, 2016, primarily due to a $7.5 million increase in personnel-related costs and other costs.  This increase was partially offset by a $4.3 million decrease related to the timing of milestone payments for new ASIC program outsourced development costs and a $0.9 million decrease in prototype development costs.  The increase in personnel-related costs was driven by a $2.8 million increase in stock-based compensation expense.

Sales, General and Administrative

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$8,691	$4,054	$4,637	114%

Sales, general and administrative expenses increased $4.6 million, or 114%, to $8.7 million in the three months ended March 31, 2017 from $4.1 million in the three months ended March 31, 2016, due to a $3.7 million increase in personnel-related costs to support our growth and the requirements of being a public company, and a $0.9 million increase in professional services expense.  The increase in personnel-related costs was driven by a $1.1 million increase in stock-based compensation expense.

Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other expense, net	$407	$237	$170	72%

Total other income, net, was $0.4 million during the three months ended March 31, 2017, as compared to $0.2 million during the three months ended March 31, 2016.  During the three months ended March 31, 2017, interest income from marketable securities increased $0.4 million as compared to the prior year.  This increase in other income was partially offset by a $0.2 million reduction in the gain related to the revaluation of our preferred stock warrant liability.  The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the three months ended March 31, 2017.

Provision for Income Taxes

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(5,421)	$1,577	$(6,998)	(444)%
Effective tax rate	(18%)	10%		(28%)

Benefit from income taxes for the three months ended March 31, 2017 was $5.4 million compared to a provision for income taxes of $1.6 million for the three months ended March 31, 2016. The decrease in the effective tax rate of 28% primarily resulted from the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the first quarter of 2017.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$139,641	$32,890
Marketable securities	181,644	—
Working capital	367,112	65,084
Net cash provided by operating activities	15,904	11,899
Net cash used in investing activities	(83,360)	(6,232)
Net cash provided by (used in) financing activities	695	(393)

Since fiscal 2014 we have funded our operations primarily through cash generated from operations. In May 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million.  In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million.  As of March 31, 2017, we had cash and cash equivalents totaling $139.6 million, marketable securities of $181.6 million and accounts receivable of $114.9 million.  We also had $0.6 million of long-term restricted cash as of March 31, 2017.

We intend to reinvest the undistributed earnings of our foreign subsidiaries into our foreign operations as of March 31, 2017, and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2017, the amount of cash, cash equivalents, and marketable securities held by our foreign subsidiaries was $80.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

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

Net cash provided by operating activities was $15.9 million in the three months ended March 31, 2017 as compared to $11.9 million in the three months ended March 31, 2016. The increase of $4.0 million was primarily due to a $21.1 million increase in net income, a $5.2 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, and a $22.3 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $16.1 million decrease in cash due to the timing of accounts receivable collections in the first quarter of 2017, an $8.4 million decrease in prepaid expense and other assets, and a $1.0 million decrease related to restricted cash deposits held in escrow to fund tenant improvements, partially offset by a $25.5 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a $4.2 million increase in cash due to a decreased inventory balance as compared to December 31, 2016, and a $1.7 million decrease related to deferred product costs.

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

Net cash used in investing activities in the three months ended March 31, 2017 was $83.4 million, as compared to $6.2 million in the three months ended March 31, 2016 which was primarily attributable to the investment of $77.8 million, net, into marketable securities during the three months ended March 31, 2017.

Financing Activities

Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs and proceeds from the issuance of common stock under our stock-based compensation plans.

Net cash provided by financing activities during the three months ended March 31, 2017 was $0.7 million, as compared to net cash used in financing activities of $0.4 million during the three months ended March 31, 2016. The increase was primarily due to $0.8 million in additional proceeds from the issuance of common stock to employees under our stock-based compensation plans.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at March 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$21,913	$2,286	$6,168	$6,109	$7,350
Purchase obligations (2)	110,690	110,690	—	—	—
Unrecognized tax benefits (3)	1,829	—	—	—	—
Total	$134,432	$112,976	$6,168	$6,109	$7,350

(1)

Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of March 31, 2017, are as follows (in thousands):

Amounts
Remaining 2017	$2,286
2018	3,117
2019	3,051
2020	3,070
2021	3,039
Thereafter	7,350
Total	$21,913

As of March 31, 2017, the Company was committed to approximately $1.7 million of remaining tenant improvement costs related to these leases which is expected to be paid in the second quarter of 2017.

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

(3)

The Company had $3.5 million of uncertain tax positions as of March 31, 2017.  Included in the balance of unrecognized tax benefits as of March 31, 2017 are $1.8 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of March 31, 2017, we had cash and cash equivalents of $139.6 million and marketable securities of $181.6 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, certificates of deposit, asset-backed securities and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.  To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Our exposure to market risk from changes in foreign currency exchange rates and inflation has not changed materially from our exposure as of December 31, 2016.

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

ITEM 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors in our common stock should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our other public filings, including our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, investors in our common stock may lose all or part of their investment.

Risks Related to Our Business and Industry

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.

We have historically generated most of our revenue from a limited number of customers. In 2014, 2015, 2016, the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017, our five largest customers in each period (which differed by period) collectively accounted for 78%, 74%, 78%, 82% and 69% of our revenue, respectively. In 2014, 2015, 2016, the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017, ADVA Optical Networking North America, Inc. accounted for 23%, 22%, 26%, 18% and 11% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 35%, 28%, 32%, 46% and 41% of our revenue, respectively. In addition, during 2015 and the three months ended March 31, 2016, Coriant, Inc. accounted for 13% and 12% of our revenue, respectively. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.

For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE, its parent company and two other affiliated entities to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The U.S. Department of Commerce extended the temporary general license several times, through March 29, 2017. On March 7, 2017, the U.S. Department of Commerce announced a settlement agreement with ZTE and then removed ZTE from the Entity List on March 29, 2017. This action ended the enhanced export restrictions imposed in March 2016 and eliminated the need for the temporary general license. There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to ZTE or any of its affiliates or other customers. The loss or temporary loss of such customers as a result of future regulatory activity could materially harm our business, financial condition, results of operations and prospects.

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

Since January 1, 2013, we have shipped our products to customers located in 18 foreign countries. In 2014, 2015, 2016, the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017 we derived 79%, 82%, 82%, 85% and 89%, respectively, of our revenue from sales to customers with delivery locations outside the United States. A significant portion of our international sales are made to customers with delivery locations in China. In 2014, 2015 2016, the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017, we derived 36%, 36%, 41%, 49% and 50%, respectively, of our revenue from sales to customers with delivery locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

•

U.S. or foreign governmental action, such as export control or import restrictions, that could prevent or significantly hinder our ability to sell our products to certain customers or customers in certain foreign jurisdictions;

•	greater difficulty in enforcing contracts and accounts receivable obligations and longer collection periods;
•	difficulties in managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•

the impact of general economic and political conditions in economies outside the United States, including the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union, and heightened economic and political uncertainty within and among other European Union member states;

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

Our revenue growth rate in recent periods may not be indicative of our future growth or performance. We experienced revenue growth rates of 63%, 100%, 79% and 36% in 2015, 2016, the three months ended March 31, 2016 and the three months ended March 31, 2017, respectively, in each case compared to the corresponding periods in the immediately preceding year. We may not achieve similar revenue growth rates in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Although we were profitable in 2014, 2015, 2016, the three months ended March 31, 2016 and the three months ended March 31, 2017, we incurred operating losses in 2009 through 2013. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.

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

Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on March 8, 2016, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding ZTE, its parent company and two other affiliated entities to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license suspending the enhanced export licensing requirements for ZTE and one of its designated affiliates through June 30, 2016, thereby enabling us to resume sales to ZTE. The U.S. Department of Commerce extended the temporary general license several times, through March 29, 2017. On March 7, 2017, the U.S. Department of Commerce announced a settlement agreement with ZTE and then removed ZTE from the Entity List on March 29, 2017. This action ended the enhanced export restrictions imposed in March 2016 and eliminated the need for the temporary general license. There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to ZTE or other customers. The loss or temporary loss of such customers as a result of future regulatory activity could materially harm our business, financial condition, results of operations and prospects. In addition, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.

In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our partners, must comply with these laws and regulations, with any violations subject to reputational harm, government investigations, penalties, and/or a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws and regulations, if we are found to be in violation of U.S. sanctions or export control laws, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.

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

If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize anticipated benefits from our investments in research and development. For example, our industry is currently seeing a slowdown in network deployments in the China long-haul and metro network markets, which has resulted in a corresponding slowdown in the order rate of certain of our Chinese customers. As a result, our business, competitive position, market share and operating results will be harmed.

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

Most of our customers purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Although some of our customers have committed to purchase a specified share of their required volume for a particular product from us, monitoring and enforcing these commitments can be difficult. Some customers provide us with their expected forecasts for our products several months in advance, but customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. For example, several of our customers have historically elected to defer purchases scheduled for the fourth quarter into the first quarter of the following year, resulting in a decrease in our anticipated revenue during the fourth quarter. Additionally, in the event that any of our customers lose significant market share with one or more customers within their customer base, those losses could pass through to us and materially and adversely affect our results of operations, Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.

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

Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and health epidemics as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in Japan, Singapore and Taiwan.   The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China, New Hampshire and Thailand, and some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. In addition, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant damage to any of these facilities or facilities we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

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

We implemented a corporate restructuring in 2015, and if we do not achieve the anticipated financial, operational and effective tax rate efficiencies as a result of our new corporate structure, our financial condition and results of operations could be adversely affected.

In 2015, we implemented a reorganization of our corporate structure and intercompany relationships to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring has allowed us to achieve financial and operational efficiencies and to reduce our overall effective tax rate through changes in our international procurement, manufacturing and sales operations, and in the ways we develop, own and use certain intellectual property. This corporate restructuring has also allowed us to achieve financial and operational efficiencies. We cannot provide assurance that these tax benefits and efficiencies will continue into future periods.  Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits is challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including changes in any proposed legislation to reform U.S. taxation of international business activities and any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.

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

As of December 31, 2016, we had net operating loss carryforward amounts, or NOLs, of approximately $11.5 million and $27.6 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $7.2 million and $9.1 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2018 through 2036 and $0.2 million of such carryforwards will expire between 2018 and 2019 if not used. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2036. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, legislation to reform the U.S. taxation of business activities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitably would otherwise allow for it.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;
•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the mix of products sold in a quarter;
•	export control laws or regulations that could impede our ability to sell our products to certain customers or customers in certain foreign jurisdictions;
•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;
•	our ability to ramp production of new products with our contract manufacturers;
•	delays or disruptions in our supply or manufacturing chain;
•	our ability to reduce manufacturing costs;
•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•	seasonal buying patterns of some of our customers;
•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;
•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;
•	insolvency, credit, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;
•	levels of product returns and contractual price protection rights;
•	adverse litigation judgments, settlements or other litigation-related costs;
•	product recalls, regulatory proceedings or other adverse publicity about our products;
•	fluctuations in foreign exchange rates;

•	proposed legislation to reform U.S. taxation of international business activities;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and
•	general economic conditions in either domestic or international markets.

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

As of April 28, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 37% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 28, 2017, we had 38,641,841 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of April 28, 2017, there were 1,974,017 shares subject to outstanding options, 2,691,822 shares subject to outstanding restricted stock units, or RSUs, and an additional 3,638,483 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 16,162,289 shares of our common stock as of April 28, 2017 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed February 23, 2017).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: May 9, 2017	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer