Form 10-Q
period 2017-06-30
Acacia Communications, Inc.
filed 2017-08-03
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 28, 2017, the registrant had 39,228,125 shares of common stock issued and outstanding.

ACACIA COMMUNICATIONS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, forward-looking statements can be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions.  Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;

•	our anticipated growth strategies;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our expectations regarding, and the capacity and stability of, our supply chain and manufacturing;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,127	$206,402
Marketable securities - short-term	176,293	104,004
Accounts receivable	82,911	108,127
Inventory	41,686	31,681
Prepaid expenses and other current assets	18,750	12,076
Deferred product costs	371	85
Total current assets	426,138	462,375
Marketable securities - long-term	60,486	—
Restricted cash	37	1,630
Property and equipment, net	25,765	25,124
Deferred tax asset	37,472	23,533
Other assets	8,864	4,274
Total assets	$558,762	$516,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,224	$49,430
Accrued liabilities	31,098	29,863
Deferred revenue	1,530	1,375
Total current liabilities	67,852	80,668
Other long-term liabilities	1,932	1,473
Total liabilities	69,784	82,141

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 39,059 and 37,998 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	309,717	295,893
Accumulated other comprehensive loss	(30)	(16)
Retained earnings	179,287	138,914
Total stockholders' equity	488,978	434,795
Total liabilities and stockholders' equity	$558,762	$516,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$78,898	$116,192	$193,565	$200,681
Cost of revenue	53,516	62,240	111,883	111,323
Gross profit	25,382	53,952	81,682	89,358
Operating expenses:
Research and development	22,734	21,839	40,462	37,253
Sales, general and administrative	9,368	8,649	18,059	12,703
Gain on disposal of property and equipment	(47)	—	(47)	—
Total operating expenses	32,055	30,488	58,474	49,956
(Loss) income from operations	(6,673)	23,464	23,208	39,402
Other income (expense), net:
Interest income, net	827	20	1,272	28
Change in fair value of preferred stock warrant liability	—	(3,609)	—	(3,361)
Other expense	(1)	(58)	(39)	(78)
Total other income (expense), net	826	(3,647)	1,233	(3,411)
(Loss) income before (benefit) provision for income taxes	(5,847)	19,817	24,441	35,991
(Benefit) provision for income taxes	(10,511)	2,219	(15,932)	3,796
Net income	$4,664	$17,598	$40,373	$32,195
Accretion of redeemable convertible preferred stock	—	(636)	—	(1,722)
Undistributed earnings attributable to participating securities	—	(6,455)	—	(17,467)
Net income attributable to common stockholders - basic and diluted	$4,664	$10,507	$40,373	$13,006
Net income per share attributable to common stockholders:
Basic	$0.12	$0.51	$1.05	$0.95
Diluted	$0.11	$0.43	$0.97	$0.77
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	38,756	20,760	38,546	13,751
Diluted	41,582	24,373	41,639	16,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,664	$17,598	$40,373	$32,195
Other comprehensive income (loss):
Changes in unrealized gain (loss) on marketable securities, net of income taxes of $13 and $(2) for the three and six months ended June 30, 2017, respectively	22	—	(14)	—
Comprehensive income	$4,686	$17,598	$40,359	$32,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss
			Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94			(94)			(94)
Accretion to redemption value		1,628			(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2	72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants					6,615			6,615
Issuance of common stock in relation to initial public offering, net of offering costs incurred of $3,824			4,570	1	93,932			93,933
Vesting of restricted common stock			43					—
Exercise of common stock options			200	—	283			283
Stock-based compensation expense					9,461			9,461
Net income							32,195	32,195
Balance at June 30, 2016	—	$—	35,659	$4	$181,747	$—	$39,532	$221,283

Balance at December 31, 2016	—	$—	37,998	$4	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock			51					—
Exercise of common stock options			523	—	1,903			1,903
Vesting of restricted stock units			457	—				—
Common stock issued under employee stock purchase plan			30	—	1,179			1,179
Stock-based compensation expense					10,742			10,742
Unrealized losses on marketable securities, net of tax of $(2)						(14)		(14)
Net income							40,373	40,373
Balance at June 30, 2017	—	$—	39,059	$4	$309,717	$(30)	$179,287	$488,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,373	$32,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,841	3,820
Gain on disposal of property and equipment	(47)	—
Stock-based compensation	10,742	9,461
Deferred income taxes	(13,939)	(454)
Other non-cash charges	158	—
Change in fair value of preferred stock warrant liability	—	3,361
Changes in operating assets and liabilities:
Accounts receivable	25,216	(36,629)
Inventory	(10,005)	4,656
Prepaid expenses and other current assets	(6,435)	(1,026)
Deferred product costs	(286)	1,994
Restricted cash	1,593	—
Other assets	(4,560)	(109)
Accounts payable	(12,364)	22,929
Accrued liabilities	925	2,826
Deferred revenue	155	(672)
Other long-term liabilities	459	568
Net cash provided by operating activities	37,826	42,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,006)	(8,033)
Purchases of marketable securities	(233,246)	—
Sales and maturities of marketable securities	100,300	—
Deposits	(30)	(23)
Net cash used in investing activities	(140,982)	(8,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	—	(34)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	97,757
Payment of public offering costs	(201)	(1,471)
Proceeds from the issuance of common stock under stock-based compensation plans	3,082	283
Net cash provided by financing activities	2,881	96,535

Net (decrease) increase in cash and cash equivalents	(100,275)	131,399
Cash and cash equivalents—Beginning of period	206,402	27,610
Cash and cash equivalents—End of period	$106,127	$159,009

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$833	$2,819

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$140	$1,474
Public offering costs incurred but not yet paid	$—	$528
Accretion of redemption value on redeemable convertible preferred stock	$—	$1,628
Accretion of redeemable convertible preferred stock issuance costs	$—	$94
Conversion of redeemable convertible preferred stock into common stock	$—	$72,502
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$—	$6,615
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements include the accounts of Acacia Communications, Inc. and its Subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.  For further information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017. There have been no significant changes in the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2017, its condensed consolidated income statements for the three and six months ended June 30, 2017 and 2016, its condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, its condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity for the six months ended June 30, 2017 and 2016, and its condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. All intercompany balances and transactions have been eliminated in consolidation.  The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to these three- and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides clarity about which changes to terms or conditions of a share-based payment award require modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and is required to be applied on a prospective basis for awards modified on or after the adoption date. The Company does not expect any material impact of this guidance on its condensed consolidated financial statements due to the infrequency of share-based payment award modifications.
In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date in order to reduce diversity in practice and provide more decision-useful information. The amendments in ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its condensed consolidated financial statements because all of the Company's callable debt securities held at a premium are already amortized to the earliest call date.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and must be applied using a modified retrospective approach with earlier adoption permitted for annual reporting periods for which financial statements have not yet been issued. The Company does not anticipate that this guidance will have a material impact on its condensed consolidated financial statements.
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
The Company has commenced its evaluation of the impact that ASU 2014-09 may have on its condensed consolidated financial statements, including evaluation of the disclosure requirements under the new standard.  Although its evaluation is ongoing, the Company does not anticipate that the adoption of this standard will have a significant impact on its condensed consolidated financial statements as, upon adoption, most revenue will continue to be recognized at a point-in-time when control transfers which is similar to the current revenue recognition model.  The Company plans to adopt this guidance on January 1, 2018, using the modified retrospective adoption method applied to those contracts that were not completed as of that date. As the Company continues its evaluation, it is also identifying and preparing to implement changes to accounting policies, business processes and internal controls to support the new accounting and disclosure requirements.

3. FINANCIAL INSTRUMENTS

The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$76,213	$—	$—	$76,213	$76,213	$—
Money market funds	5,018	—	—	5,018	5,018	—
Repurchase agreements	20,000	—	—	20,000	20,000	—
U.S. treasury bonds	12,192	—	(3)	12,189	—	12,189
Commercial paper	55,322	—	(1)	55,321	2,996	52,325
Certificates of deposit	23,448	6	(1)	23,453	1,900	21,553
Asset-backed securities	35,021	4	(7)	35,018	—	35,018
Corporate debt securities	115,735	18	(59)	115,694	—	115,694
Total	$342,949	$28	$(71)	$342,906	$106,127	$236,779

(1)	Losses represent marketable securities that were in loss positions for less than one year.

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81,230	$—	$—	$81,230	$81,230	$—
Money market funds	118,174	—	—	118,174	118,174	—
U.S. treasury bonds	15,017	—	(2)	15,015	—	15,015
Commercial paper	49,673	—	—	49,673	5,997	43,676
Corporate debt securities	46,339	2	(27)	46,314	1,001	45,313
Total	$310,433	$2	$(29)	$310,406	$206,402	$104,004

(1)	Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Proceeds from the sales and maturities of marketable securities	$61,400	$100,300
Realized gains	$3	$4
Realized losses	$—	$—

The contractual maturities of short-term and long-term marketable securities held at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$176,332	$176,293	$104,031	$104,004
Due after 1 year through 2 years	60,491	60,486	—	—
Total	$236,823	$236,779	$104,031	$104,004

At June 30, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

4. INVENTORY
Inventory consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$24,003	$14,385
Work-in-process	2,917	3,235
Finished goods	14,766	14,061
Inventory	$41,686	$31,681

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Engineering laboratory equipment	$35,364	$31,096
Computer software	1,617	1,381
Computer equipment	3,677	2,572
Furniture and fixtures	2,908	408
Leasehold improvements	2,222	1,032
Construction in progress	1,672	5,954
Total property and equipment	47,460	42,443
Less: Accumulated depreciation	(21,695)	(17,319)
Property and equipment, net	$25,765	$25,124

Depreciation expense was $3.0 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $5.8 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively.

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Employee-related liabilities	$5,551	$6,235
Outsourced foundry services	346	1,811
Goods and services received not invoiced	7,977	9,024
Accrued income taxes	464	670
Accrued manufacturing related expenses	6,980	5,255
Warranty reserve	4,859	2,158
Other accrued liabilities	4,921	4,710
Accrued liabilities	$31,098	$29,863

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
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, repurchase agreements, commercial paper, certificates of deposit and corporate debt securities with an original maturity of three months or less.  The Company’s investments in money market funds, repurchase agreements, commercial paper, certificates of deposit, asset-backed securities, corporate bonds and U.S. government agency debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
The fair value of these assets measured on a recurring basis was determined using the following inputs as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$5,018	$—	$5,018
Repurchase agreements	—	20,000	—	20,000
U.S. treasury bonds	—	12,189	—	12,189
Commercial paper	—	55,321	—	55,321
Certificates of deposit	—	23,453	—	23,453
Asset-backed securities	—	35,018	—	35,018
Corporate debt securities	—	115,694	—	115,694
Total	$—	$266,693	$—	$266,693

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$118,174	$—	$118,174
U.S. treasury bonds	—	15,015	—	15,015
Commercial paper	—	49,673	—	49,673
Corporate debt securities	—	46,314	—	46,314
Total	$—	$229,176	$—	$229,176
There have been no transfers between fair value measurement levels during the three or six months ended June 30, 2017.
For certain other financial instruments, including accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Preferred Stock Warrants
Prior to the closing of the Company’s IPO, the Company remeasured the fair value of its preferred stock warrants at each balance sheet date. Any changes in fair value were recognized as a component of other income (expense) in the condensed consolidated income statements. The valuation technique used to measure fair value for the Company’s preferred stock warrants, which were considered Level 3 fair value estimates within the fair value hierarchy, was the Black-Scholes option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrants was the fair value of the Company’s series B and series C preferred stock. The Company also utilized risk-free interest rate, expected dividend yield, expected volatility and expected term as observable inputs with the fair value of the series B and series C preferred stock in determining the fair value of the preferred stock warrants. There is not a direct interrelationship between the unobservable inputs and the observable inputs.

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 is as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Preferred stock warrant liability at beginning of period	$3,006	$3,254
Change in fair value	3,609	3,361
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock warrants	(6,615)	$(6,615)
Preferred stock warrant liability at end of period	$—	$—

The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO.

8. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated income statements for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$511	$660	$953	$692
Research and development	3,779	5,389	6,771	5,578
Sales, general and administrative	1,820	3,122	3,018	3,191
Total stock-based compensation	$6,110	$9,171	$10,742	$9,461

The following table summarizes stock-based compensation expense by award type for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$655	$507	$1,321	$768
Restricted stock awards	29	18	58	47
Restricted stock units	5,126	8,495	8,812	8,495
Employee stock purchase plan	300	151	551	151
Total stock-based compensation	$6,110	$9,171	$10,742	$9,461
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2017 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,354	$7.10	7.4	$129,288
Granted	—
Exercised	(523)	$3.64		$27,050
Cancelled	(8)	$8.42
Outstanding at June 30, 2017	1,823	$8.08	7.1	$62,255
Vested and expected to vest at:
June 30, 2017	1,823	$8.08	7.1	$62,255
December 31, 2016	2,354	$7.10	7.4	$129,288
Exercisable at:
June 30, 2017	819	$3.54	6.2	$31,079
December 31, 2016	975	$1.78	6.1	$58,458

As of June 30, 2017 and December 31, 2016, there was $6.2 million and $7.6 million, respectively, of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 2.6 years and 3.1 years, respectively.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2016 was $22.35 and $8.97, respectively.  No stock options were granted by the Company during the three or six months ended June 30, 2017.
Restricted Stock Units
During the six months ended June 30, 2017, the Company granted 441,000 restricted stock units ("RSUs") to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years.  The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
During the six months ended June 30, 2017, the Company granted 436,000 RSUs to executive officers that include a market condition and a performance condition in addition to a service condition (“performance-based RSUs” or “PRSUs”).  Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.  The number of PRSUs that are subject to the service condition is determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned PRSUs”).  Thirty-three percent of any Earned PRSUs will vest on the later of (i) March 17, 2019 and (ii) the date that the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018. Thereafter, an additional 33% of the Earned PRSUs will vest on March 17, 2020 and the remaining 34% of the Earned PRSUs will vest on March 17, 2021. Vesting of Earned PRSUs is subject to the applicable officer’s continued provision of services to the Company through the applicable vesting date.  The number of PRSUs that become Earned PRSUs will be determined based on the extent to which the Company achieves (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). If neither the Revenue Growth Objective nor the Stock Price Objective is achieved, none of the PRSUs will become Earned PRSUs. Any PRSUs that do not become Earned PRSUs shall be forfeited once the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018.
For the PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of four years. The Company estimates the fair value of the PRSUs using management’s best estimate of whether it is probable or not probable that the Revenue Growth Objective will be satisfied using the most currently available projections of future revenue performance, which is reassessed at each reporting period. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated income statements.
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
A summary of the changes in the Company’s RSUs during the six months ended June 30, 2017 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,034	$21.09
Granted	877	$56.41
Vested	(457)	$16.36
Cancelled	(7)	$32.50
Outstanding at June 30, 2017	2,447	$34.59
The granted amount includes the 436,000 PRSUs which is the maximum number that were granted to executives during the six months ended June 30, 2017.
As of June 30, 2017 and December 31, 2016, there was $53.5 million and $32.1 million, respectively, of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over weighted-average periods of 3.3 years and 3.4 years, respectively.

9. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its preferred stock to be participating securities. In the event a cash dividend is paid on common stock, the holders of preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.  As a result of the conversion of preferred stock on May 18, 2016, no earnings were allocated to participating securities during the three and six months ended June 30, 2017.
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$4,664	$17,598	$40,373	$32,195
Less: preferred stock accretion	—	(636)	—	(1,722)
Less: undistributed earnings attributable to participating securities	—	(6,455)	—	(17,467)
Net income attributable to common stockholders - basic and diluted	$4,664	$10,507	$40,373	$13,006
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	38,756	20,760	38,546	13,751
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants, and employee stock purchase plan	2,826	3,613	3,093	3,176
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	41,582	24,373	41,639	16,927
Net income per share attributable to common stockholders
Basic	$0.12	$0.51	$1.05	$0.95
Diluted	$0.11	$0.43	$0.97	$0.77

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	90	15	90	270
Unvested restricted stock units and awards	562	20	381	137
Preferred stock warrants	—	245	—	245

As discussed further in Note 8, in March 2017, the Company granted 436,000 PRSUs to executives that include market, performance and service conditions.  As the market and performance criteria associated with the vesting of those awards have not been satisfied as of June 30, 2017, the Company has excluded those shares from the table above and the calculation of diluted net income per share attributable to common stockholders.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of June 30, 2017, are as follows (in thousands):

Amounts
Remaining 2017	$1,674
2018	3,113
2019	3,047
2020	3,067
2021	3,039
Thereafter	7,387
Total	$21,327

The Holmdel, New Jersey and Maynard, Massachusetts leases entered into during 2016 included tenant improvements which were partially funded by the Company.  Under these lease agreements, the Company will not have title to the tenant improvements.  Therefore, as the Company funded its portion of the improvements, it recorded a prepaid lease asset that will be amortized over the lease term.  As of June 30, 2017, the Company was committed to approximately $0.6 million of remaining tenant improvement costs related to these leases which is expected to be paid in the third quarter of 2017.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Changes in the Company’s product warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands). The reserves below do not include reserves established as a result of the manufacturing process quality issue described below under the heading "Manufacturing Process Quality Reserve."

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warranty reserve, beginning of period	$2,113	$1,147	$2,158	$763
Provisions made to warranty reserve during the period	4,771	1,156	5,971	1,786
Charges against warranty reserve during the period	(2,025)	(997)	(3,270)	(1,243)
Warranty reserve, end of period	$4,859	$1,306	$4,859	$1,306
Manufacturing Process Quality Reserve
In May 2017, the Company announced a quality issue at one of its three contract manufacturers that affected a portion of the approximate 1,300 AC400 units and 5,100 CFP units manufactured by the contract manufacturer over an approximate four month period (the "Quality Issue"). As a result of the Quality Issue, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs. The Quality Issue warranty reserve of $2.8 million was recorded as a component of accrued liabilities in the Company's condensed consolidated balance sheets as of June 30, 2017. An additional $5.0 million was reserved against estimated affected inventory on-hand at the contract manufacturer and in-transit returns as of June 30, 2017. The Company's estimates of the Quality Issue costs are subject to change as customers return the potentially affected units and final testing is performed.
Legal Contingencies
On January 22, 2016, ViaSat, Inc. filed a suit against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The lawsuit is still pending and discovery is ongoing. The Company is continuing to evaluate ViaSat’s claims, but based on the information available to the Company today, the Company currently believes that this suit will not have a material adverse effect on the Company’s business or its condensed consolidated financial position, results of operations or cash flows. On July 28, 2017, the Company filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations.
In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business or its condensed consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and six months ended June 30, 2017 and 2016, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of June 30, 2017 and December 31, 2016, no amounts have been accrued related to such indemnification provisions.

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

For the three months ended June 30, 2017, the Company recorded a benefit for income taxes of $10.5 million as compared to a tax provision of $2.2 million for the three months ended June 30, 2016, resulting in an effective tax rate of 179.8% and 11.2% for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the Company recorded a benefit from income taxes of $15.9 million as compared to a tax provision of $3.8 million for the six months ended June 30, 2016, resulting in an effective tax rate of (65.2)% and 10.5% for the six months ended June 30, 2017 and 2016, respectively. The benefits for income taxes recorded in the three and six months ended June 30, 2017 are mainly due to the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure and the recognition of excess tax benefits from the taxable compensation on share-based awards.   The Company’s historical provision for income taxes is not necessarily reflective of its future results of operations.

As of June 30, 2017 and December 31, 2016, the Company identified $3.8 million and $3.1 million, respectively, of gross uncertain tax positions.  Included in those balances as of June 30, 2017 and December 31, 2016 are $1.9 million and $1.5 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate.  These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets.  The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.   The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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
Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$23,814	$27,048	$36,227	$40,016
China	29,367	45,968	86,349	87,352
Germany	9,649	25,564	22,615	44,720
Thailand	5,115	—	16,719	—
Other	10,953	17,612	31,655	28,593
Total revenue	$78,898	$116,192	$193,565	$200,681

Total long-lived assets by geographic region consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
United States	$16,737	$14,026
China	1,420	2,235
Thailand	7,249	8,070
Other	359	793
Total long-lived assets	$25,765	$25,124

13. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
A	28%	32%	36%	38%
B	19%	27%	14%	24%
C	15%	10%	*	11%

*	Less than 10% of revenue in the period indicated
Customers that accounted for equal to or greater than 10% of accounts receivable at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
A	26%	26%
B	11%	19%
C	22%	15%
Supplier Concentration
The Company purchases a substantial portion of its inventory from contract manufacturers and component suppliers located in Japan, Canada, Thailand and the United States. For the three and six months ended June 30, 2017 and 2016, total inventory purchased from each of the suppliers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
W	11%	*	30%	*
X	20%	46%	23%	44%
Y	*	22%	28%	16%
Z	12%	20%	17%	20%

*	Less than 10% of total inventory purchased in the period indicated

The Company also outsources certain engineering projects to a foundry located in the United States.  During the three months ended June 30, 2017 and 2016, the Company incurred 21% and 22%, respectively, of its total research and development costs with the U.S. foundry. During the six months ended June 30, 2017 and 2016, the Company incurred 12% and 18%, respectively, of its total research and development costs with the U.S. foundry.

14. RELATED PARTIES
One of the members of the Company's Board of Directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”).  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices.  These purchased supplies are used as content in certain of the Company’s manufactured products.  During the three and six months ended June 30, 2017 and 2016, the Company’s contract manufacturers made purchases from ADI of approximately $1.0 million, $2.2 million, $1.1 million, and $1.8 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2017.  As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A below.
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
For the three and six months ended June 30, 2017 and 2016, we generated 73%, 70%, 80% and 80%, respectively, of our revenue from our five largest customers, the mix of customers varied across each period.
Results of Operations
The following tables set forth the components of our condensed consolidated income statements for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Income Statement Data:
Revenue	$78,898	$116,192	$193,565	$200,681
Cost of revenue(1)	53,516	62,240	111,883	111,323
Gross profit	25,382	53,952	81,682	89,358
Operating expenses:
Research and development(1)	22,734	21,839	40,462	37,253
Sales, general and administrative(1)	9,368	8,649	18,059	12,703
Gain on disposal of property and equipment	(47)	—	(47)	—
Total operating expenses	32,055	30,488	58,474	49,956
(Loss) income from operations	(6,673)	23,464	23,208	39,402
Total other income (expense), net	826	(3,647)	1,233	(3,411)
(Loss) income before (benefit) provision for income taxes	(5,847)	19,817	24,441	35,991
(Benefit) provision for income taxes	(10,511)	2,219	(15,932)	3,796
Net income	$4,664	$17,598	$40,373	$32,195

(1)	Stock-based compensation included in the condensed consolidated income statement data was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$511	$660	$953	$692
Research and development	3,779	5,389	6,771	5,578
Sales, general and administrative	1,820	3,122	3,018	3,191
Total stock-based compensation	$6,110	$9,171	$10,742	$9,461

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	68%	54%	58%	55%
Gross profit	32%	46%	42%	45%
Operating expenses:
Research and development	29%	19%	21%	19%
Sales, general and administrative	12%	7%	9%	6%
Gain on disposal of property and equipment	—%	—%	—%	—%
Total operating expenses	41%	26%	30%	25%
(Loss) income from operations	(8)%	20%	12%	20%
Total other income (expense), net	1%	(3)%	1%	(2)%
(Loss) income before (benefit) provision for income taxes	(7)%	17%	13%	18%
(Benefit) provision for income taxes	(13)%	2%	(8)%	2%
Net income	6%	15%	21%	16%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenue
Revenue and the related changes during the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$78,898	$116,192	$(37,294)	(32)%

Revenue decreased by $37.3 million, or 32%, to $78.9 million in the three months ended June 30, 2017 from $116.2 million in the three months ended June 30, 2016. The decrease was primarily due to a $44.7 million decrease in revenue from sales of products within our 100 Gbps product family.  This decrease in revenue was partially offset by a $7.2 million increase in revenue from sales of products within our 200 Gbps family. The quality issue at one of our contract manufacturers, as described in Note 10 to the condensed consolidated financial statements included in this 10-Q, or Quality Issue, caused supply constraints that contributed to the revenue decrease.
Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	June 30, 2017	Total Revenue	June 30, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$24,132	31%	$27,354	24%	$(3,222)	(12)%
EMEA	18,188	23%	33,767	29%	$(15,579)	(46)%
APAC	36,578	46%	55,071	47%	$(18,493)	(34)%
Total revenue	$78,898	100%	$116,192	100%	$(37,294)	(32)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $3.2 million, or 12%, to $24.1 million in the three months ended June 30, 2017 from $27.4 million in the three months ended June 30, 2016. The decrease was primarily due to a $3.0 million decrease in sales of products within our 400 Gbps product family, and a $2.1 million decrease in sales of products within our 100 Gbps product family. This decrease in revenue was partially offset by a $1.9 million increase in revenue from sales of products within our 200 Gbps family. The Quality Issue caused supply constraints that contributed to the decrease in revenue.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, decreased by $15.6 million, or 46%, to $18.2 million in the three months ended June 30, 2017 from $33.8 million in the three months ended June 30, 2016. The decrease was primarily due to a $16.7 million decrease in sales of products in our 100 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, decreased by $18.5 million, or 34%, to $36.6 million in the three months ended June 30, 2017 from $55.1 million in the three months ended June 30, 2016. The decrease was primarily due to a $26.0 million decrease in sales of products within our 100 Gbps product family, partially offset by a $4.8 million increase in sales of products within our 200 Gpbs product family and a $2.7 million increase in sales of products within our 400 Gbps product family. The Quality Issue caused supply constraints that contributed to the decrease in revenue.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$53,516	$62,240	$(8,724)	(14)%
Gross profit percentage	32.2%	46.4%

Cost of revenue decreased $8.7 million, or 14%, to $53.5 million in the three months ended June 30, 2017 from $62.2 million in the three months ended June 30, 2016. The decrease was mainly due to decreased sales volume, partially offset by the Quality Issue, which resulted in a $7.8 million charge to cost of revenue for the estimated cost of repairs.
Our gross profit percentage decreased to 32.2% in the three months ended June 30, 2017 compared to 46.4% in the three months ended June 30, 2016. The decrease was mainly due to the Quality Issue which resulted in a $7.8 million charge to cost of revenue, and the impact of fixed costs relative to the current period revenue volume.

Research and Development

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$22,734	$21,839	$895	4%

Research and development expense increased $0.9 million, or 4%, to $22.7 million in the three months ended June 30, 2017 from $21.8 million in the three months ended June 30, 2016, primarily due to a $1.0 million increase in depreciation expense as we continue investing in future technologies.
Sales, General and Administrative

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$9,368	$8,649	$719	8%

Sales, general and administrative expenses increased $0.7 million, or 8%, to $9.4 million in the three months ended June 30, 2017 from $8.6 million in the three months ended June 30, 2016, mainly due to a $0.8 million increase in professional services expense.
Other Income (Expense), Net

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other income (expense), net	$826	$(3,647)	$4,473	(123)%

Total other income, net, was $0.8 million during the three months ended June 30, 2017, as compared to other expense, net of $3.6 million during the three months ended June 30, 2016.  During the three months ended June 30, 2017, other income, net was mainly comprised of interest income from marketable securities of $0.9 million.  During the three months ended June 30, 2016, other expense, net was mainly comprised of a $3.6 million revaluation of our preferred stock warrant liability.  The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the three months ended June 30, 2017.
(Benefit) Provision for Income Taxes

	Three Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(10,511)	$2,219	$(12,730)	(574)%
Effective tax rate	180%	11%		169%

Benefit from income taxes for the three months ended June 30, 2017 was $10.5 million compared to a provision for income taxes of $2.2 million for the three months ended June 30, 2016. The change primarily resulted from the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenue
Revenue and the related changes during the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$193,565	$200,681	$(7,116)	(4)%

Revenue decreased by $7.1 million, or 4%, to $193.6 million in the six months ended June 30, 2017 from $200.7 million in the six months ended June 30, 2016. The decrease was primarily due to a $50.5 million decrease in revenue from sales of products within our 100 Gbps product family.  This decrease in revenue was partially offset by a $34.2 million increase in revenue from sales of products within our 400 Gbps product family and a $9.2 million increase in revenue from sales of products within our 200 Gpbs product family. The Quality Issue caused supply constraints that contributed to the decrease in revenue.
Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Six Months Ended	As a % of	Six Months Ended	As a % of	Change in
	June 30, 2017	Total Revenue	June 30, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$37,782	19%	$43,753	22%	$(5,971)	(14)%
EMEA	44,295	23%	58,188	29%	$(13,893)	(24)%
APAC	111,488	58%	98,740	49%	$12,748	13%
Total revenue	$193,565	100%	$200,681	100%	$(7,116)	(4)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $6.0 million, or 14%, to $37.8 million in the six months ended June 30, 2017 from $43.8 million in the six months ended June 30, 2016. The decrease was primarily due to a $6.5 million decrease in sales of products within our 100 Gbps product family. The Quality Issue caused supply constraints that contributed to the decrease in revenue.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in EMEA decreased by $13.9 million, or 24%, to $44.3 million in the six months ended June 30, 2017 from $58.2 million in the six months ended June 30, 2016. The decrease was primarily due to a $19.8 million decrease in sales of products within our 100 Gbps product family.  This increase was partially offset by a $5.3 million increase in sales of products in our 400 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in APAC increased by $12.7 million, or 13%, to $111.5 million in the six months ended June 30, 2017 from $98.7 million in the six months ended June 30, 2016. The increase was primarily due to a $30.8 million increase in sales of products within our 400 Gbps product family and a $6.2 million increase in sales of products within our 200 Gpbs product family, partially offset by a $24.2 million decrease in sales of products within our 100 Gbps product family. The Quality Issue caused supply constraints that contributed to the decrease in revenue.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$111,883	$111,323	$560	1%
Gross profit percentage	42.2%	44.5%

Cost of revenue increased $0.6 million, or 1%, to $111.9 million in the six months ended June 30, 2017 from $111.3 million in the six months ended June 30, 2016. The increase was mainly due to the Quality Issue, which resulted in a $7.8 million charge to cost of revenue for the estimated cost of repairs, partially offset by the decreased sales volume during the period.
Our gross profit percentage decreased to 42.2% in the six months ended June 30, 2017 compared to 44.5% in the six months ended June 30, 2016. The decrease was primarily due to the Quality Issue, which resulted in a $7.8 million charge to cost of revenue.
Research and Development

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$40,462	$37,253	$3,209	9%

Research and development expense increased $3.2 million, or 9%, to $40.5 million in the six months ended June 30, 2017 from $37.3 million in the six months ended June 30, 2016, primarily due to an $8.3 million increase in personnel-related costs and other costs and a $1.6 million increase in depreciation expense as we continue investing in future technologies.  These increases were partially offset by a $5.7 million decrease related to the timing of milestone payments for new ASIC program outsourced development costs and a $1.0 million decrease in prototype development costs.
Sales, General and Administrative

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$18,059	$12,703	$5,356	42%

Sales, general and administrative expenses increased $5.4 million, or 42%, to $18.1 million in the six months ended June 30, 2017 from $12.7 million in the six months ended June 30, 2016, due to a $3.6 million increase in personnel-related costs and other costs to support our growth and the requirements of being a public company, and a $1.7 million increase in professional services expense.
Other Income (Expense), Net

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other income (expense), net	$1,233	$(3,411)	$4,644	(136)%

Total other income, net, was $1.2 million during the six months ended June 30, 2017, as compared to other expense, net of $3.4 million during the six months ended June 30, 2016.  During the six months ended June 30, 2017, other income, net was mainly comprised of interest income from marketable securities of $1.3 million.  During the six months ended June 30, 2016, other expense, net was mainly comprised of a $3.4 million revaluation of our preferred stock warrant liability.  The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the six months ended June 30, 2017.
(Benefit) Provision for Income Taxes

	Six Months Ended June 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(15,932)	$3,796	$(19,728)	(520)%
Effective tax rate	(65)%	11%		(76)%

Benefit from income taxes for the six months ended June 30, 2017 was $15.9 million compared to a provision for income taxes of $3.8 million for the six months ended June 30, 2016. The decrease in the effective tax rate of 76% primarily resulted from the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the first six months of 2017.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$106,127	$159,009
Marketable securities	236,779	—
Working capital	358,286	189,519
Net cash provided by operating activities	37,826	42,920
Net cash used in investing activities	(140,982)	(8,056)
Net cash provided by financing activities	2,881	96,535

We have historically funded our operating and capital expenditures primarily through cash generated from operations. In May 2016, we completed our initial public offering, or IPO, in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million.  In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million.  As of June 30, 2017, we had cash and cash equivalents totaling $106.1 million, marketable securities of $236.8 million and accounts receivable of $82.9 million.

We intend to reinvest the undistributed earnings of our foreign subsidiaries into our foreign operations as of June 30, 2017, and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2017, the amount of cash, cash equivalents, and marketable securities held by our foreign subsidiaries was $110.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

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
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes, loss on the change in fair value of our preferred stock warrant liability, and other non-cash charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $37.8 million in the six months ended June 30, 2017 as compared to $42.9 million in the six months ended June 30, 2016. The decrease of $5.1 million was primarily due to a $13.4 million decrease in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, partially offset by a $8.2 million increase in net income and a $0.2 million increase in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $61.8 million increase in cash due to the timing of accounts receivable collections in the second quarter of 2017, partially offset by a $9.9 million decrease in prepaid expense and other assets, a $37.2 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities, and a $14.7 million decrease in cash due to a decreased inventory balance as compared to December 31, 2016.
Investing Activities
Our investing activities have consisted primarily of purchases, sales and maturities of marketable securities and purchases of lab and computer equipment and software to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities include expansion of, and improvements to, our leased facilities. As our business expands, we expect that we will continue to invest in these areas.
Net cash used in investing activities in the six months ended June 30, 2017 was $141.0 million, as compared to $8.1 million in the six months ended June 30, 2016, which was primarily attributable to the investment of $132.9 million, net, into marketable securities during the six months ended June 30, 2017.
Financing Activities
Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs and proceeds from the issuance of common stock under our stock-based compensation plans.
Net cash provided by financing activities during the six months ended June 30, 2017 was $2.9 million, as compared to $96.5 million during the six months ended June 30, 2016. The decrease was primarily due to the $97.8 million of proceeds received from the completion of our IPO, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $4.3 million, and partially offset by an increase of $2.8 million from the issuance of common stock under our stock-based compensation plans.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at June 30, 2017. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$21,327	$1,674	$6,160	$6,106	$7,387
Purchase obligations (2)	127,337	127,337	—	—	—
Unrecognized tax benefits (3)	1,932		—	—	—
Total	$150,596	$129,011	$6,160	$6,106	$7,387

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense for the three and six months ended June 30, 2017 and 2016 was $1.2 million, $2.7 million, $0.3 million and $0.6 million, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of June 30, 2017 are as follows (in thousands):

Amounts
Remaining 2017	$1,674
2018	3,113
2019	3,047
2020	3,067
2021	3,039
Thereafter	7,387
Total	$21,327

As of June 30, 2017, we were committed to approximately $0.6 million of remaining tenant improvement costs related to these leases that are expected to be paid in the third quarter of 2017.

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

(3)
We had $3.8 million of uncertain tax positions as of June 30, 2017.  Included in the balance of unrecognized tax benefits as of June 30, 2017 were $1.9 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of June 30, 2017, we had cash and cash equivalents of $106.1 million and marketable securities of $236.8 million, which consisted primarily of bank deposits, money market funds, repurchase agreements, U.S. government and agency securities, commercial paper, certificates of deposit, asset-backed securities and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.  To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 22, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The lawsuit is still pending and discovery is ongoing. We are continuing to evaluate ViaSat’s claims, but based on the information available to us today, we currently believe that this suit will not have a material adverse effect on our business or our condensed consolidated financial position, results of operations or cash flows. On July 28, 2017, we filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations.
In addition, from time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business or our condensed consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. Risk Factors.
An investment in our common stock involves a high degree of risk. Investors in our common stock should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our other public filings, including our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, investors in our common stock may lose all or part of their investment.
Risks Related to Our Business and Industry
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. In 2014, 2015, 2016, the six-month periods ended June 30, 2016 and 2017, our five largest customers in each period (which differed by period) collectively accounted for 78%, 74%, 78%, 80% and 70%, respectively, of our revenue. In 2014, 2015, 2016, the six-month periods ended June 30, 2016 and 2017, ADVA Optical Networking North America, Inc. accounted for 23%, 22%, 26%, 24% and 14%, respectively, of our revenue and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 35%, 28%, 32%, 38% and 36%, respectively, of our revenue. In addition, during 2015 and the six-month period ended June 30, 2016, Coriant, Inc. accounted for 13% and 11%, respectively, of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in each of the second and fourth quarters of 2016; however, orders from that customer were substantially lower in the third quarter of 2016. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers or reduced purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.
Since January 1, 2013, we have shipped our products to customers located in 18 foreign countries. In 2014, 2015, 2016, the six-month period ended June 30, 2016 and the six-month period ended June 30, 2017, we derived 79%, 82%, 82%, 80% and 81%, respectively, of our revenue from sales to customers with delivery locations outside the United States. A significant portion of our international sales are made to customers with delivery locations in China. In 2014, 2015 2016, the six-month period ended June 30, 2016 and the six-month period ended June 30, 2017, we derived 36%, 36%, 41%, 44% and 45%, respectively, of our revenue from sales to customers with delivery locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

•
the impact of general economic and political conditions in economies outside the United States, including the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union and the subsequent formal notification by the United Kingdom of its intention to withdraw from the European Union, and heightened economic and political uncertainty within and among other European Union member states;

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
We were founded in 2009 and shipped our first products in 2011. Our limited operating history, combined with the rapidly evolving and competitive nature and consolidation of our industry, suppliers, manufacturers and customers, make it difficult to evaluate our current business and future prospects. We have encountered and may continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business, financial condition, results of operations and prospects could be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving and increasingly competitive market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
The markets for our products are characterized by changes and improvements in existing technologies and the introduction of new technology approaches. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of product deliveries and our ability to introduce in a timely manner new products that address our customers’ requirements for more cost-effective bandwidth solutions. The development of new products is a complex process, and we may experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size, acceptance and specification criteria and performance requirements;

•	our ability to manufacture new products with acceptable quality and manufacturing yields in a sufficient quantity to meet customer demand and according to customer needs;

•	our ability to offer new products at competitive prices;

•	our dependence on suppliers to deliver in a timely manner materials that are critical components of our products;

•	our dependence on third-party manufacturers to successfully manufacture our products;

•	the identification of, and entry into, new markets for our products;

•	the acceptance of our customers’ products by the market and the lifecycle of such products; and

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.
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
The fabrication, assembly and testing of our products is done by third-party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs and modules. Our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages or quality assurance problems. For example, on May 31, 2017, we announced a Quality Issue at one of our three contract manufacturers that affected a portion of the approximate 1,300 AC400 units and 5,100 CFP units manufactured by the contract manufacturer over an approximate four month period. These issues could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries and/or move existing internal or external production lines to new manufacturers or foundries, we could experience supply disruptions during the transition process.
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
The manufacture of our products is a complex and technologically demanding process that utilizes many state of the art manufacturing processes and specialized components. Our foundries, suppliers, and contract manufacturers have from time to time experienced lower than anticipated manufacturing yields for our wafers or PIC components and modules. This often occurs during the production or assembly of new products or the installation and start-up of new process technologies and can occur even in mature processes due to break downs in mechanical systems, process controls, clean room controls, equipment failures, calibration errors and the handling of the material from station to station as well as damage resulting from the shipment and handling of the products to various points of processing.
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
Our revenue growth rate in prior periods may not be indicative of our future growth or performance.
Our revenue growth rate in prior periods may not be indicative of our future growth or performance. We experienced revenue growth rates of 63%, 100% and 91% in 2015, 2016 and the six months ended June 30, 2016, respectively, in each case compared to the corresponding periods in the immediately preceding year. Conversely, in the six months ended June 30, 2017 our revenue declined 4% as compared to the corresponding period in the preceding year. We may not be able to return to similar revenue growth rates in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Although we were profitable in 2014, 2015, 2016 and the six months ended June 30, 2016 and 2017, we incurred operating losses in 2009 through 2013. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
We produce complex products that incorporate advanced technologies. Despite our testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, on May 31, 2017, we announced a Quality Issue at one of our three contract manufacturers that affected a portion of the approximate 1,300 AC400 units and 5,100 CFP units manufactured by the contract manufacturer over an approximate four month period.
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
We have and in the future may again experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. For example, on May 31, 2017, we announced a Quality Issue at one of our three contract manufacturers that affected a portion of the approximate 1,300 AC400 units and 5,100 CFP units manufactured by the contract manufacturer over an approximate four month period. If we are unable to promptly identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials pr ovided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.
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
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our stock.
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
The final determination of our income tax liability, which includes the impact of our corporate restructuring, may be materially different from our income tax provision. We are subject to income taxes in the United States and, as a result of our corporate restructuring, have become subject to income taxes in international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are some transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file or will file as a result of the proposed corporate restructuring. Although we believe our tax estimates, which include the impact of anticipated tax benefits in connection with our corporate restructuring, are and will be appropriate, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.
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
As of December 31, 2016, we had net operating loss carryforward amounts, or NOLs, of approximately $11.5 million and $27.6 million, respectively, for U.S. federal and state income tax purposes and tax credit carryforward amounts of approximately $7.2 million and $9.1 million, respectively, for U.S. federal and state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2018 through 2036 and $0.2 million of such carryforwards will expire between 2018 and 2019 if not used. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2036. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, legislation to reform the U.S. taxation of business activities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitably would otherwise allow for it.
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
Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.
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

•
changes in general economic, industry and market conditions and trends, including the economic slowdown in China and the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union and the subsequent formal notification by the United Kingdom of its intention to withdraw from the European Union;

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
As of July 28, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 36% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 28, 2017, we had 39,228,125 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of July 28, 2017, there were 1,808,170 shares subject to outstanding options, 2,514,660 shares subject to outstanding restricted stock units, or RSUs, and an additional 3,459,248 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 15,768,158 shares of our common stock as of July 28, 2017 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. Accordingly, we will incur additional costs in connection with complying with the accounting standards applicable to public companies and may incur further costs when the accounting standards are revised and updated. Based on the market value of our common stock held by non-affiliates as of June 30, 2017, we expect we will cease to be an emerging growth company as of December 31, 2017.
Our management team has limited experience managing a public company.
Several members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operation as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ending December 31, 2017, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting.
We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. As an emerging growth company, we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. Based on the market value of our common stock held by non-affiliates as of June 30, 2017, we expect we will cease to be an emerging growth company as of December 31, 2017. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.
ITEM 6. Exhibits.
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: August 3, 2017	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer