Form 10-Q
period 2017-09-30
Acacia Communications, Inc.
filed 2017-11-02
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 27, 2017, the registrant had 39,377,330 shares of common stock issued and outstanding.

ACACIA COMMUNICATIONS, INC.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	2
	Condensed Consolidated Income Statements for the Three and Nine Months Ended September 30, 2017 and 2016	3
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended September 30, 2017 and 2016	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
Signatures		57

EX-31.1	(CERTIFICATION OF THE CEO PURSUANT TO SECTION 302)
EX-31.2	(CERTIFICATION OF THE CFO PURSUANT TO SECTION 302)
EX-32.1	(CERTIFICATION OF THE CEO PURSUANT TO SECTION 906)
EX-32.2	(CERTIFICATION OF THE CFO PURSUANT TO SECTION 906)

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

•	our ability to obtain and maintain intellectual property protection for our products; and

•	the pending purported securities class action lawsuits and our ability to defend against them.
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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$115,761	$206,402
Marketable securities - short-term	173,388	104,004
Accounts receivable	95,622	108,127
Inventory	49,983	31,681
Prepaid expenses and other current assets	17,293	12,076
Deferred product costs	263	85
Total current assets	452,310	462,375
Marketable securities - long-term	59,315	—
Restricted cash	—	1,630
Property and equipment, net	25,090	25,124
Deferred tax asset	47,102	23,533
Other assets	8,984	4,274
Total assets	$592,801	$516,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,180	$49,430
Accrued liabilities	36,522	29,863
Deferred revenue	1,283	1,375
Total current liabilities	75,985	80,668
Other long-term liabilities	2,465	1,473
Total liabilities	78,450	82,141

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 39,302 and 37,998 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	316,595	295,893
Accumulated other comprehensive loss	(34)	(16)
Retained earnings	197,786	138,914
Total stockholders’ equity	514,351	434,795
Total liabilities and stockholders’ equity	$592,801	$516,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$104,998	$135,304	$298,563	$335,985
Cost of revenue	58,856	72,004	170,739	183,327
Gross profit	46,142	63,300	127,824	152,658
Operating expenses:
Research and development	27,135	18,915	67,597	56,168
Sales, general and administrative	10,105	7,541	28,164	20,244
Gain on disposal of property and equipment	—	—	(47)	—
Total operating expenses	37,240	26,456	95,714	76,412
Income from operations	8,902	36,844	32,110	76,246
Other income (expense), net:
Interest income, net	990	156	2,262	184
Change in fair value of preferred stock warrant liability	—	—	—	(3,361)
Other (expense) income, net	(21)	10	(60)	(68)
Total other income (expense), net	969	166	2,202	(3,245)
Income before (benefit) provision for income taxes	9,871	37,010	34,312	73,001
(Benefit) provision for income taxes	(8,628)	2,122	(24,560)	5,918
Net income	$18,499	$34,888	$58,872	$67,083
Accretion of redeemable convertible preferred stock	—	—	—	(1,722)
Undistributed earnings attributable to participating securities	—	—	—	(23,959)
Net income attributable to common stockholders - basic and diluted	$18,499	$34,888	$58,872	$41,402
Net income per share attributable to common stockholders:
Basic	$0.47	$0.97	$1.52	$1.95
Diluted	$0.44	$0.86	$1.41	$1.64
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	39,259	35,922	38,754	21,195
Diluted	41,757	40,708	41,660	25,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,499	$34,888	$58,872	$67,083
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $(4), $(2), $6 and $6 for the three and nine months ended September 30, 2017 and 2016, respectively	(4)	(17)	(18)	(17)
Comprehensive income	$18,495	$34,871	$58,854	$67,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss
			Common Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94			(94)			(94)
Accretion to redemption value		1,628			(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2	72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants					6,615			6,615
Issuance of common stock in relation to initial public offering, net of offering costs incurred of $4,235			4,570	1	93,521			93,522
Vesting of restricted common stock			64					—
Exercise of common stock options			243	—	356			356
Stock-based compensation expense					16,136			16,136
Unrealized losses on marketable securities, net of tax of $6						(17)		(17)
Net income							67,083	67,083
Balance at September 30, 2016	—	$—	35,723	$4	$188,084	$(17)	$74,420	$262,491

Balance at December 31, 2016	—	$—	37,998	$4	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock			72					—
Exercise of common stock options			599	—	2,361			2,361
Vesting of restricted stock units			603	—	—			—
Common stock issued under employee stock purchase plan			30	—	1,179			1,179
Stock-based compensation expense					17,162			17,162
Unrealized losses on marketable securities, net of tax of $(2)						(18)		(18)
Net income							58,872	58,872
Balance at September 30, 2017	—	$—	39,302	$4	$316,595	$(34)	$197,786	$514,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,872	$67,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,101	6,536
Gain on disposal of property and equipment	(47)	—
Stock-based compensation	17,162	16,136
Deferred income taxes	(23,569)	(5,153)
Other non-cash charges	259	61
Change in fair value of preferred stock warrant liability	—	3,361
Changes in operating assets and liabilities:
Accounts receivable	12,505	(60,489)
Inventory	(18,302)	(1,274)
Prepaid expenses and other current assets	(4,978)	(2,625)
Deferred product costs	(178)	1,788
Restricted cash	1,630	(2,181)
Other assets	(4,658)	(172)
Accounts payable	(9,878)	23,911
Accrued liabilities	6,258	15,999
Deferred revenue	(92)	195
Other long-term liabilities	992	1,193
Net cash provided by operating activities	45,077	64,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,031)	(12,267)
Purchases of marketable securities	(306,327)	(52,719)
Sales and maturities of marketable securities	177,353	—
Deposits	(52)	(42)
Net cash used in investing activities	(139,057)	(65,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	—	(34)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	97,757
Payment of public offering costs	(201)	(2,116)
Proceeds from the issuance of common stock under stock-based compensation plans	3,540	356
Net cash provided by financing activities	3,339	95,963

Net (decrease) increase in cash and cash equivalents	(90,641)	95,304
Cash and cash equivalents—Beginning of period	206,402	27,610
Cash and cash equivalents—End of period	$115,761	$122,914

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$840	$2,801

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$609	$307
Public offering costs incurred but not yet paid	$—	$946
Accretion of redemption value on redeemable convertible preferred stock	$—	$1,628
Accretion of redeemable convertible preferred stock issuance costs	$—	$94
Conversion of redeemable convertible preferred stock into common stock	$—	$72,502
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$—	$6,615
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2017, its condensed consolidated income statements for the three and nine months ended September 30, 2017 and 2016, its condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, its condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity for the nine months ended September 30, 2017 and 2016, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. All intercompany balances and transactions have been eliminated in consolidation.  The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to these three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity about which changes to terms or conditions of a share-based payment award require modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09, effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, were early adopted by the Company in the third quarter of 2017. The amendments will be applied on a prospective basis to awards modified on or after the adoption date, none of which occurred during the third quarter of 2017.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date in order to reduce diversity in practice and provide more decision-useful information. The amendments in ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its condensed consolidated financial statements because all of the Company’s callable debt securities held at a premium are already amortized to the earliest call date.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the income statement, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company expects the adoption of ASU 2016-02 will increase both its assets and liabilities presented on its condensed consolidated balance sheets to reflect the right-of-use assets and corresponding lease liabilities, as well as increase its leasing disclosures. The Company is continuing its assessment and review of existing leases, as well as policy and process changes to support the new standard.
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
The Company has completed its initial evaluation of the impact that ASU 2014-09 could have on its condensed consolidated financial statements. As of September 30, 2017, the Company has not identified any accounting changes related to ASU 2014-09 that would materially impact the amount of its reported revenues as, upon adoption, most revenue will continue to be recognized at a point-in-time when control transfers which is similar to the current revenue recognition model.  The Company plans to adopt this guidance on January 1, 2018, using the modified retrospective adoption method applied to those contracts that were not completed as of that date. As the Company finalizes its evaluation, it is also assessing any disclosure requirements and preparing to implement changes to accounting policies, business processes and internal controls to support the new standard.

3. FINANCIAL INSTRUMENTS

The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$61,351	$—	$—	$61,351	$61,351	$—
Money market funds	17,461	—	—	17,461	17,461	—
Repurchase agreements	25,000	—	—	25,000	25,000	—
U.S. treasury bonds	2,196	—	(2)	2,194	—	2,194
Commercial paper	54,520	2	—	54,522	10,498	44,024
Certificates of deposit	25,999	8	(2)	26,005	1,000	25,005
Asset-backed securities	26,688	5	(4)	26,689	—	26,689
Corporate debt securities	135,292	27	(77)	135,242	451	134,791
Total	$348,507	$42	$(85)	$348,464	$115,761	$232,703

(1)	Losses represent marketable securities that were in loss positions for less than one year.

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81,230	$—	$—	$81,230	$81,230	$—
Money market funds	118,174	—	—	118,174	118,174	—
U.S. treasury bonds	15,017	—	(2)	15,015	—	15,015
Commercial paper	49,673	—	—	49,673	5,997	43,676
Corporate debt securities	46,339	2	(27)	46,314	1,001	45,313
Total	$310,433	$2	$(29)	$310,406	$206,402	$104,004

(1)	Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Proceeds from the sales and maturities of marketable securities	$77,053	$177,353
Realized gains	$3	$7
Realized losses	$(1)	$(1)

The contractual maturities of short-term and long-term marketable securities held at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$173,395	$173,388	$104,031	$104,004
Due after 1 year through 3 years	59,350	59,315	—	—
Total	$232,745	$232,703	$104,031	$104,004

At September 30, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

4. INVENTORY
Inventory consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$27,554	$14,385
Work-in-process	1,476	3,235
Finished goods	20,953	14,061
Inventory	$49,983	$31,681

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Engineering laboratory equipment	$36,909	$31,096
Computer software	1,751	1,381
Computer equipment	3,775	2,572
Furniture and fixtures	2,922	408
Leasehold improvements	2,341	1,032
Construction in progress	2,283	5,954
Total property and equipment	49,981	42,443
Less: Accumulated depreciation	(24,891)	(17,319)
Property and equipment, net	$25,090	$25,124

Depreciation expense was $3.3 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $9.1 million and $6.5 million for the nine months ended September 30, 2017 and 2016, respectively.

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Employee-related liabilities	$6,942	$6,235
Outsourced foundry services	95	1,811
Goods and services received not invoiced	11,838	9,024
Accrued income taxes	940	670
Accrued manufacturing related expenses	7,982	5,255
Warranty reserve	3,419	2,158
Other accrued liabilities	5,306	4,710
Accrued liabilities	$36,522	$29,863

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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$17,461	$—	$17,461
Repurchase agreements	—	25,000	—	25,000
U.S. treasury bonds	—	2,194	—	2,194
Commercial paper	—	54,522	—	54,522
Certificates of deposit	—	26,005	—	26,005
Asset-backed securities	—	26,689	—	26,689
Corporate debt securities	—	135,242	—	135,242
Total	$—	$287,113	$—	$287,113

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$118,174	$—	$118,174
U.S. treasury bonds	—	15,015	—	15,015
Commercial paper	—	49,673	—	49,673
Corporate debt securities	—	46,314	—	46,314
Total	$—	$229,176	$—	$229,176
There have been no transfers between fair value measurement levels during the three or nine months ended September 30, 2017.
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

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 is as follows (in thousands):

Nine Months Ended September 30, 2016
Preferred stock warrant liability at beginning of period	$3,254
Change in fair value	3,361
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock warrants	$(6,615)
Preferred stock warrant liability at end of period	$—

The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO.

8. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated income statements for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$518	$504	$1,469	$1,196
Research and development	3,743	3,782	10,516	9,360
Sales, general and administrative	2,159	2,389	5,177	5,580
Total stock-based compensation	$6,420	$6,675	$17,162	$16,136

The following table summarizes stock-based compensation expense by award type for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$648	$623	$1,969	$1,391
Restricted stock awards	29	29	87	76
Restricted stock units	5,412	5,740	14,224	14,235
Employee stock purchase plan	331	283	882	434
Total stock-based compensation	$6,420	$6,675	$17,162	$16,136
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2017 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,354	$7.10	7.4	$129,288
Granted	—
Exercised	(599)	$3.95		$30,051
Cancelled	(11)	$8.81
Outstanding at September 30, 2017	1,744	$8.17	6.9	$69,095
Vested and expected to vest at:
September 30, 2017	1,744	$8.17	6.9	$69,095
December 31, 2016	2,354	$7.10	7.4	$129,288
Exercisable at:
September 30, 2017	879	$4.63	6.0	$37,626
December 31, 2016	975	$1.78	6.1	$58,458

As of September 30, 2017 and December 31, 2016, there was $5.5 million and $7.6 million, respectively, of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 2.4 years and 3.1 years, respectively.
The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2016 was $34.82 and $10.97, respectively.  No stock options were granted by the Company during the three or nine months ended September 30, 2017.
Restricted Stock Units
During the nine months ended September 30, 2017, the Company granted 537,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years.  The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
During the nine months ended September 30, 2017, the Company granted 461,000 RSUs to executive officers that include a market condition and a performance condition in addition to a service condition (“performance-based RSUs” or “PRSUs”).  Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.  The number of PRSUs that are subject to the service condition is determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned PRSUs”).  Thirty-three percent of any Earned PRSUs will vest on the later of (i) March 17, 2019 and (ii) the date that the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018. Thereafter, an additional 33% of the Earned PRSUs will vest on March 17, 2020 and the remaining 34% of the Earned PRSUs will vest on March 17, 2021. Vesting of Earned PRSUs is subject to the applicable officer’s continued provision of services to the Company through the applicable vesting date.  The number of PRSUs that become Earned PRSUs will be determined based on the extent to which the Company achieves (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). If neither the Revenue Growth Objective nor the Stock Price Objective is achieved, none of the PRSUs will become Earned PRSUs. Any PRSUs that do not become Earned PRSUs shall be forfeited once the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018.
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
The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	1.3%
Expected dividend yield	None
Expected volatility	58.3%
Expected term (in years)	1.8
Grant date fair value of underlying shares	$40.38 - $55.02
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
A summary of the changes in the Company’s RSUs during the nine months ended September 30, 2017 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,034	$21.09
Granted	998	$54.20
Vested	(603)	$19.17
Cancelled	(8)	$29.35
Outstanding at September 30, 2017	2,421	$35.19
The granted amount includes the 461,000 PRSUs which is the maximum number that were granted to executives during the nine months ended September 30, 2017.
As of September 30, 2017 and December 31, 2016, there was $51.9 million and $32.1 million, respectively, of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over weighted-average periods of 3.1 years and 3.4 years, respectively.

9. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its preferred stock to be participating securities. In the event a cash dividend is paid on common stock, the holders of preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.  As a result of the conversion of preferred stock on May 18, 2016, no earnings were allocated to participating securities during the three and nine months ended September 30, 2017 or the three months ended September 30, 2016.
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$18,499	$34,888	$58,872	$67,083
Less: preferred stock accretion	—	—	—	(1,722)
Less: undistributed earnings attributable to participating securities	—	—	—	(23,959)
Net income attributable to common stockholders - basic and diluted	$18,499	$34,888	$58,872	$41,402
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	39,259	35,922	38,754	21,195
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants, and employee stock purchase plan	2,498	4,786	2,906	3,988
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	41,757	40,708	41,660	25,183
Net income per share attributable to common stockholders
Basic	$0.47	$0.97	$1.52	$1.95
Diluted	$0.44	$0.86	$1.41	$1.64

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	90	17	90	30
Unvested restricted stock units and awards	545	21	424	16
Preferred stock warrants	—	—	—	245
Employee stock purchase plan	48	—	—	—

As discussed further in Note 8, in March 2017, the Company granted 461,000 PRSUs to executives that include market, performance and service conditions.  As the market and performance criteria associated with the vesting of those awards have not been satisfied as of September 30, 2017, the Company has excluded those shares from the table above and the calculation of diluted net income per share attributable to common stockholders.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2022. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.9 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2017, are as follows (in thousands):

Amounts
Remaining 2017	$869
2018	3,342
2019	3,306
2020	3,335
2021	3,244
Thereafter	7,835
Total	$21,931

As of September 30, 2017, the Company was committed to approximately $0.9 million for additional construction build-out at the Maynard facility.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Changes in the Company’s product warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands). The reserves below do not include reserves established as a result of the manufacturing process quality issue described below under the heading “Manufacturing Process Quality Reserve.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warranty reserve, beginning of period	$4,859	$1,306	$2,158	$763
Provisions made to warranty reserve during the period	3,483	2,334	9,456	4,120
Charges against warranty reserve during the period	(4,923)	(1,531)	(8,195)	(2,774)
Warranty reserve, end of period	$3,419	$2,109	$3,419	$2,109
Manufacturing Process Quality Reserve
In May 2017, the Company announced a quality issue at one of its three contract manufacturers that affected a portion of the units manufactured by the contract manufacturer over an approximate four month period, which at that time was estimated at approximately 1,300 AC400 units and 5,100 CFP units (the “Quality Issue”). Subsequently, the estimate of the potentially impacted units was increased to approximately 1,900 AC400 units and 7,000 CFP units, to include units manufactured but not yet shipped to customers, and based on an evaluation of such units, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs as a result of the Quality Issue. The Quality Issue warranty reserve of $1.1 million was recorded as a component of accrued liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2017, and an additional $5.5 million was reserved against estimated affected inventory on-hand at the contract manufacturer and in-transit returns as of September 30, 2017. As compared to June 30, 2017, although the Company’s estimate of the number of potentially impacted units increased, better than anticipated testing data resulted in a decrease to the reserve. The Company’s estimates of the Quality Issue costs are subject to further change as customers continue to return potentially impacted units and final testing is performed.
Legal Contingencies
On January 22, 2016, ViaSat, Inc. filed a suit against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The Company is continuing to evaluate ViaSat’s claims, but based on the information available to the Company today, the Company currently believes that this suit will not have a material adverse effect on the Company’s business or its condensed consolidated financial position, results of operations or cash flows. On July 28, 2017, the Company filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. Both lawsuits are still pending and discovery is ongoing.

In August and September 2017, three purported securities class action complaints were filed in the U.S. District Court for the District of Massachusetts against the Company and certain of its executive officers (Murugesan Shanmugaraj and John Gavin). The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; and Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017. Each complaint purports to be brought on behalf of an alleged class of those who purchased the Company’s securities between August 11, 2016 and July 13, 2017, and alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. Each complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs.

On October 13, 2017, a fourth purported securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, certain of its directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, John Lomedico, Bhupendra Shah and Christian Rasmussen), certain persons or entities that sold the Company’s common stock in the Company’s October 2016 follow-on public offering, and the underwriters of such offering, captioned Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass). The complaint purports to be brought on behalf of an alleged class of those who purchased the Company’s common stock pursuant to or traceable to the offering, and alleges that the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by making allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. The complaint seeks, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs.

The Company intends to engage in a vigorous defense of the class action lawsuits described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, condensed consolidated financial position, results of operations, and cash flows.

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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and nine months ended September 30, 2017 and 2016, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of September 30, 2017 and December 31, 2016, no amounts have been accrued related to such indemnification provisions.

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

For the three months ended September 30, 2017, the Company recorded a benefit for income taxes of $8.6 million as compared to a tax provision of $2.1 million for the three months ended September 30, 2016, resulting in an effective tax rate of (87.4)% and 5.7% for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the Company recorded a benefit from income taxes of $24.6 million as compared to a tax provision of $5.9 million for the nine months ended September 30, 2016, resulting in an effective tax rate of (71.6)% and 8.1% for the nine months ended September 30, 2017 and 2016, respectively. The benefits for income taxes recorded in the three and nine months ended September 30, 2017 are mainly due to the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure and the recognition of U.S. excess tax benefits from the taxable compensation on share-based awards. The Company’s historical provision for income taxes is not necessarily reflective of its future results of operations.

As of September 30, 2017 and December 31, 2016, the Company identified $4.6 million and $3.1 million, respectively, of gross uncertain tax positions.  Included in those balances as of September 30, 2017 and December 31, 2016 are $2.5 million and $1.5 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate.  These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets.  The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.   The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2017 and 2016, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.

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
Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$11,333	$25,644	$47,561	$65,660
China	37,234	55,665	123,583	143,017
Germany	21,171	37,333	43,786	82,054
Thailand	15,975	5,255	32,694	14,251
Other	19,285	11,407	50,939	31,003
Total revenue	$104,998	$135,304	$298,563	$335,985

Total long-lived assets by geographic region consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
United States	$16,575	$14,026
China	1,275	2,235
Thailand	6,680	8,070
Other	560	793
Total long-lived assets	$25,090	$25,124

13. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
A	31%	28%	34%	34%
B	16%	35%	15%	28%
C	15%	*	11%	*
D	13%	*	*	*

*	Less than 10% of revenue in the period indicated
Customers that accounted for equal to or greater than 10% of accounts receivable at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
A	29%	26%
B	*	19%
C	24%	15%
D	12%	*

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in Japan, China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the three and nine months ended September 30, 2017 and 2016, total purchases from each of the suppliers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
W	*	*	25%	*
X	20%	42%	22%	43%
Y	47%	27%	32%	20%
Z	*	18%	15%	19%

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to a vendor located in the United States.  During the three months ended September 30, 2017 and 2016, the Company incurred 25% and 16%, respectively, of its total research and development costs with the U.S. foundry. During the nine months ended September 30, 2017 and 2016, the Company incurred 17% of its total research and development costs with the U.S. foundry.

14. RELATED PARTIES
One of the members of the Company’s Board of Directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”).  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices.  These purchased supplies are used as content in certain of the Company’s manufactured products.  During the three and nine months ended September 30, 2017 and 2016, the Company’s contract manufacturers made purchases from ADI of approximately $1.4 million, $3.5 million, $1.5 million, and $3.3 million, respectively.
One of the members of the Company’s Board of Directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM Technology Solutions, Inc. (“M/A-COM”).  The Company, through its contract manufacturers, periodically purchases supplies from M/A-COM.  These purchased supplies are used as content in certain of the Company’s manufactured products.  During the three and nine months ended September 30, 2017 and 2016, the Company’s contract manufacturers made purchases from M/A-COM of approximately $0.2 million, $0.7 million, $0.5 million, and $1.4 million, respectively.

15. SUBSEQUENT EVENTS
On October 13, 2017, a fourth purported securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, certain of the Company’s directors and executive officers and others on behalf of an alleged class of purchasers of the Company’s securities. Refer to Note 10 for additional details of this action.

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
For the three and nine months ended September 30, 2017 and 2016, we generated 79%, 72%, 82% and 79%, respectively, of our revenue from our five largest customers, the mix of customers varied across each period.
Results of Operations
The following tables set forth the components of our condensed consolidated income statements for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Income Statement Data:
Revenue	$104,998	$135,304	$298,563	$335,985
Cost of revenue(1)	58,856	72,004	170,739	183,327
Gross profit	46,142	63,300	127,824	152,658
Operating expenses:
Research and development(1)	27,135	18,915	67,597	56,168
Sales, general and administrative(1)	10,105	7,541	28,164	20,244
Gain on disposal of property and equipment	—	—	(47)	—
Total operating expenses	37,240	26,456	95,714	76,412
Income from operations	8,902	36,844	32,110	76,246
Total other income (expense), net	969	166	2,202	(3,245)
Income before (benefit) provision for income taxes	9,871	37,010	34,312	73,001
(Benefit) provision for income taxes	(8,628)	2,122	(24,560)	5,918
Net income	$18,499	$34,888	$58,872	$67,083

(1)	Stock-based compensation included in the condensed consolidated income statement data was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$518	$504	$1,469	$1,196
Research and development	3,743	3,782	10,516	9,360
Sales, general and administrative	2,159	2,389	5,177	5,580
Total stock-based compensation	$6,420	$6,675	$17,162	$16,136

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	56%	53%	57%	55%
Gross profit	44%	47%	43%	45%
Operating expenses:
Research and development	26%	14%	23%	17%
Sales, general and administrative	10%	6%	9%	6%
Gain on disposal of property and equipment	—%	—%	—%	—%
Total operating expenses	35%	20%	32%	23%
Income from operations	8%	27%	11%	23%
Total other income (expense), net	1%	—%	1%	(1)%
Income before (benefit) provision for income taxes	9%	27%	11%	22%
(Benefit) provision for income taxes	(8)%	2%	(8)%	2%
Net income	18%	26%	20%	20%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenue
Revenue and the related changes during the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$104,998	$135,304	$(30,306)	(22)%

Revenue decreased by $30.3 million, or 22%, to $105.0 million in the three months ended September 30, 2017 from $135.3 million in the three months ended September 30, 2016. The decrease was primarily due to a $45.3 million decrease in revenue from sales of products within our 100 Gbps product family.  This decrease in revenue was partially offset by a $7.9 million increase in revenue from sales of products within our 200 Gbps family and a $7.1 million increase in revenue from sales of products within our 400 Gbps family.
Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	September 30, 2017	Total Revenue	September 30, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$11,582	11%	$25,803	19%	$(14,221)	(55)%
EMEA	32,467	31%	46,376	34%	$(13,909)	(30)%
APAC	60,949	58%	63,125	47%	$(2,176)	(3)%
Total revenue	$104,998	100%	$135,304	100%	$(30,306)	(22)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $14.2 million, or 55%, to $11.6 million in the three months ended September 30, 2017 from $25.8 million in the three months ended September 30, 2016. The decrease was primarily due to an $11.9 million decrease in sales of products within our 100 Gbps product family and a $4.7 million decrease in sales of products within our 400 Gbps product family, which were partially offset by a $2.4 million increase in sales of products within our 200 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, decreased by $13.9 million, or 30%, to $32.5 million in the three months ended September 30, 2017 from $46.4 million in the three months ended September 30, 2016. The decrease was primarily due to a $15.5 million decrease in sales of products in our 100 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, decreased by $2.2 million, or 3%, to $60.9 million in the three months ended September 30, 2017 from $63.1 million in the three months ended September 30, 2016. The decrease was primarily due to a $17.9 million decrease in sales of products within our 100 Gbps product family, partially offset by an $11.5 million increase in sales of products within our 400 Gbps product family and a $4.2 million increase in sales of products within our 200 Gbps product family.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$58,856	$72,004	$(13,148)	(18)%
Gross profit percentage	43.9%	46.8%

Cost of revenue decreased $13.1 million, or 18%, to $58.9 million in the three months ended September 30, 2017 from $72.0 million in the three months ended September 30, 2016. The decrease was mainly due to decreased sales volume.
Our gross profit percentage decreased to 43.9% in the three months ended September 30, 2017 compared to 46.8% in the three months ended September 30, 2016. The decrease was mainly due to the impact of fixed costs relative to the current period revenue volume and changes in product mix.
Research and Development

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$27,135	$18,915	$8,220	43%

Research and development expense increased $8.2 million, or 43%, to $27.1 million in the three months ended September 30, 2017 from $18.9 million in the three months ended September 30, 2016, primarily due to a $5.1 million increase in personnel-related and other costs, as well as a $3.1 million increase related to the timing of milestone payments associated with a DSP ASIC development program for outsourced development costs.

Sales, General and Administrative

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$10,105	$7,541	$2,564	34%

Sales, general and administrative expenses increased $2.6 million, or 34%, to $10.1 million in the three months ended September 30, 2017 from $7.5 million in the three months ended September 30, 2016, primarily due to a $1.3 million increase in professional services expense.
Other Income, Net

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other income, net	$969	$166	$803	484%

Total other income, net, was $1.0 million during the three months ended September 30, 2017, as compared to $0.2 million during the three months ended September 30, 2016, mainly due to an increase in interest income from marketable securities.
(Benefit) Provision for Income Taxes

	Three Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(8,628)	$2,122	$(10,750)	(507)%
Effective tax rate	(87)%	6%		(93)%

Benefit from income taxes for the three months ended September 30, 2017 was $8.6 million compared to a provision for income taxes of $2.1 million for the three months ended September 30, 2016. The change primarily resulted from the recognition of U.S. excess tax benefits from the taxable compensation on share-based awards recognized in the third quarter of 2017 in addition to favorable adjustments recorded in the third quarter relating to the filing of the Company’s 2016 U.S. federal and Ireland tax returns.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenue
Revenue and the related changes during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$298,563	$335,985	$(37,422)	(11)%

Revenue decreased by $37.4 million, or 11%, to $298.6 million in the nine months ended September 30, 2017 from $336.0 million in the nine months ended September 30, 2016. The decrease was primarily due to a $95.9 million decrease in revenue from sales of products within our 100 Gbps product family.  This decrease in revenue was partially offset by a $41.3 million increase in revenue from sales of products within our 400 Gbps product family and a $17.1 million increase in revenue from sales of products within our 200 Gbps product family.

Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Nine Months Ended	As a % of	Nine Months Ended	As a % of	Change in
	September 30, 2017	Total Revenue	September 30, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$49,365	16%	$69,557	21%	$(20,192)	(29)%
EMEA	76,761	26%	104,563	31%	$(27,802)	(27)%
APAC	172,437	58%	161,865	48%	$10,572	7%
Total revenue	$298,563	100%	$335,985	100%	$(37,422)	(11)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $20.2 million, or 29%, to $49.4 million in the nine months ended September 30, 2017 from $69.6 million in the nine months ended September 30, 2016. The decrease was primarily due to an $18.4 million decrease in sales of products within our 100 Gbps product family and a $6.7 million decrease in sales of products within our 400 Gbps product family, partially offset by a $4.9 million increase in sales of products within our 200 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in EMEA decreased by $27.8 million, or 27%, to $76.8 million in the nine months ended September 30, 2017 from $104.6 million in the nine months ended September 30, 2016. The decrease was primarily due to a $35.4 million decrease in sales of products within our 100 Gbps product family.  This increase was partially offset by a $5.6 million increase in sales of products in our 400 Gbps product family and a $2.0 million increase in sales of products in our 200 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in APAC increased by $10.6 million, or 7%, to $172.4 million in the nine months ended September 30, 2017 from $161.9 million in the nine months ended September 30, 2016. The increase was primarily due to a $42.3 million increase in sales of products within our 400 Gbps product family and a $10.4 million increase in sales of products within our 200 Gbps product family, partially offset by a $42.1 million decrease in sales of products within our 100 Gbps product family, as customers migrated to new product offerings.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$170,739	$183,327	$(12,588)	(7)%
Gross profit percentage	42.8%	45.4%

Cost of revenue decreased by $12.6 million, or 7%, to $170.7 million in the nine months ended September 30, 2017 from $183.3 million in the nine months ended September 30, 2016. The decrease was mainly due to decreased sales volumes.
Our gross profit percentage decreased to 42.8% in the nine months ended September 30, 2017 compared to 45.4% in the nine months ended September 30, 2016. The decrease was primarily due to increased costs related to the quality issue at one of our contract manufacturers, as described in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, or Quality Issue, as well as the impact of fixed costs relative to the current period revenue volume.

Research and Development

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$67,597	$56,168	$11,429	20%

Research and development expense increased $11.4 million, or 20%, to $67.6 million in the nine months ended September 30, 2017 from $56.2 million in the nine months ended September 30, 2016, primarily due to an $11.4 million increase in personnel-related costs and other costs and a $2.6 million increase in depreciation expense as we continue investing in future technologies.  These increases were partially offset by a $2.6 million decrease related to the timing of milestone payments associated with a DSP ASIC development program for outsourced development costs.
Sales, General and Administrative

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$28,164	$20,244	$7,920	39%

Sales, general and administrative expenses increased $7.9 million, or 39%, to $28.2 million in the nine months ended September 30, 2017 from $20.2 million in the nine months ended September 30, 2016, due to a $4.9 million increase in personnel-related costs and other costs to support our growth and the requirements of being a public company, and a $3.0 million increase in professional services expense.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other income (expense), net	$2,202	$(3,245)	$5,447	(168)%

Total other income, net, was $2.2 million during the nine months ended September 30, 2017, as compared to other expense, net of $3.2 million during the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, other income, net was mainly comprised of interest income from marketable securities of $2.2 million.  During the nine months ended September 30, 2016, other expense, net was mainly comprised of a $3.4 million revaluation of our preferred stock warrant liability.  The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the nine months ended September 30, 2017.
(Benefit) Provision for Income Taxes

	Nine Months Ended September 30,		Change in
	2017	2016	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(24,560)	$5,918	$(30,478)	(515)%
Effective tax rate	(72)%	8%		(80)%

Benefit from income taxes for the nine months ended September 30, 2017 was $24.6 million compared to a provision for income taxes of $5.9 million for the nine months ended September 30, 2016. The decrease in the effective tax rate of 80% primarily resulted from the recognition of U.S. excess tax benefits from the taxable compensation on share-based awards recognized in the first nine months of 2017.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$115,761	$122,914
Marketable securities	232,703	52,641
Working capital	376,325	224,039
Net cash provided by operating activities	45,077	64,369
Net cash used in investing activities	(139,057)	(65,028)
Net cash provided by financing activities	3,339	95,963

We have historically funded our operating and capital expenditures primarily through cash generated from operations. In May 2016, we completed our initial public offering, or IPO, in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million.  In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million.  As of September 30, 2017, we had cash and cash equivalents totaling $115.8 million, marketable securities of $232.7 million and accounts receivable of $95.6 million.

We intend to reinvest the undistributed earnings of our foreign subsidiaries into our foreign operations as of September 30, 2017, and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2017, the amount of cash, cash equivalents, and marketable securities held by our foreign subsidiaries was $118.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

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
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes, changes in the fair value of our preferred stock warrant liability, and other non-cash charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $45.1 million in the nine months ended September 30, 2017 as compared to $64.4 million in the nine months ended September 30, 2016. The decrease of $19.3 million was primarily due to an $18.0 million decrease in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, and an $8.2 million decrease in net income, partially offset by a $7.0 million increase in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $73.0 million increase in cash due to the timing of accounts receivable collections in the third quarter of 2017, partially offset by a $43.5 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a $17.0 million decrease in cash due to a decreased inventory balance as compared to December 31, 2016, and a $6.8 million decrease in prepaid expense and other assets.

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
Net cash used in investing activities in the nine months ended September 30, 2017 was $139.1 million, as compared to $65.0 million in the nine months ended September 30, 2016, which was primarily attributable to the investment of an additional $76.3 million, net, into marketable securities during the nine months ended September 30, 2017, partially offset by a $2.2 million decrease in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs, and proceeds from the issuance of common stock under our stock-based compensation plans.
Net cash provided by financing activities during the nine months ended September 30, 2017 was $3.3 million, as compared to $96.0 million during the nine months ended September 30, 2016. The decrease was primarily due to the $97.8 million of proceeds received from the completion of our IPO, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $4.3 million, and was partially offset by an increase of $3.2 million from the issuance of common stock under our stock-based compensation plans.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at September 30, 2017. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$21,931	$869	$6,648	$6,579	$7,835
Purchase obligations (2)	67,012	67,012	—	—	—
Unrecognized tax benefits (3)	2,465		—	—	—
Total	$91,408	$67,881	$6,648	$6,579	$7,835

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2021, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2022. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense for the three and nine months ended September 30, 2017 and 2016 was $1.2 million, $3.9 million, $0.3 million and $0.9 million, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2017 are as follows (in thousands):

Amounts
Remaining 2017	$869
2018	3,342
2019	3,306
2020	3,335
2021	3,244
Thereafter	7,835
Total	$21,931

As of September 30, 2017, we are committed to approximately $0.9 million for additional construction build-out at the Maynard facility.

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

(3)
We had $4.6 million of uncertain tax positions as of September 30, 2017.  Included in the balance of unrecognized tax benefits as of September 30, 2017 were $2.5 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of September 30, 2017, we had cash and cash equivalents of $115.8 million and marketable securities of $232.7 million, which consisted primarily of bank deposits, money market funds, repurchase agreements, U.S. government and agency securities, commercial paper, certificates of deposit, asset-backed securities and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.  To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 22, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. We are continuing to evaluate ViaSat’s claims, but based on the information available to us today, we currently believe that this suit will not have a material adverse effect on our business or our condensed consolidated financial position, results of operations or cash flows. On July 28, 2017, we filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. Both lawsuits are still pending and discovery is ongoing.

In August and September 2017, three purported securities class action complaints were filed in the U.S. District Court for the District of Massachusetts against us and certain of our executive officers (Murugesan Shanmugaraj and John Gavin). The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; and Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017. Each complaint purports to be brought on behalf of an alleged class of those who purchased our securities between August 11, 2016 and July 13, 2017, and alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. Each complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs.

On October 13, 2017, a fourth purported securities class action complaint was filed in the United States District Court for the District of Massachusetts against us, certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, John Lomedico, Bhupendra Shah and Christian Rasmussen), certain persons or entities that sold our common stock in our October 2016 follow-on public offering, and the underwriters of such offering, captioned Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass). The complaint purports to be brought on behalf of an alleged class of those who purchased our common stock pursuant to or traceable to the offering, and alleges that the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The complaint seeks, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs.

We intend to engage in a vigorous defense of the class action lawsuits described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. We will incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, condensed consolidated financial position, results of operations, and cash flows.
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
We have historically generated most of our revenue from a limited number of customers. In 2014, 2015, 2016, and the nine-month periods ended September 30, 2016 and 2017, our five largest customers in each period (which differed by period) collectively accounted for 78%, 74%, 78%, 79% and 72%, respectively, of our revenue. In 2014, 2015, 2016, the nine-month periods ended September 30, 2016 and 2017, ADVA Optical Networking North America, Inc. accounted for 23%, 22%, 26%, 28% and 15%, respectively, of our revenue and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 35%, 28%, 32%, 34% and 34%, respectively, of our revenue. In addition, during 2015 and the nine-month period ended September 30, 2017, Coriant, Inc. accounted for 13% and 11% , respectively, of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
Since January 1, 2013, we have shipped our products to customers located in 18 foreign countries. In 2014, 2015, 2016, and the nine-month periods ended September 30, 2016 and 2017, we derived 79%, 82%, 82%, 80% and 84%, respectively, of our revenue from sales to customers with delivery locations outside the United States. A significant portion of our international sales are made to customers with delivery locations in China. In 2014, 2015 2016, and the nine-month periods ended September 30, 2016 and 2017, we derived 36%, 36%, 41%, 43% and 41%, respectively, of our revenue from sales to customers with delivery locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
The fabrication, assembly and testing of our products is done by third-party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs and modules. Our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past and in the future could result in product shortages or quality assurance problems. For example, we experienced product shortages in the second quarter of 2017 in connection with the Quality Issue. These issues have in the past and in the future could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries and/or move existing internal or external production lines to new manufacturers or foundries, we could experience supply disruptions during the transition process.
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
Our revenue growth rate in prior periods may not be indicative of our future growth or performance. We experienced revenue growth rates of 63%, 100% and 97% in 2015, 2016 and the nine months ended September 30, 2016, respectively, in each case compared to the corresponding periods in the immediately preceding year. Conversely, in the nine months ended September 30, 2017 our revenue declined 11% as compared to the corresponding period in the preceding year. We may not be able to return to similar revenue growth rates in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Although we were profitable in 2014, 2015, 2016 and the nine months ended September 30, 2016 and 2017, we incurred operating losses in 2009 through 2013. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
We produce complex products that incorporate advanced technologies. Despite our testing prior to their release, our products may contain undetected defects or errors, including manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, we experienced a negative impact on product performance in the second quarter of 2017 in connection with the Quality Issue. This resulted in a charge to the cost of revenue in our income statement during the second quarter of 2017.
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
We have and in the future may again experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. For example, we experienced product quality control problems in the second quarter of 2017 in connection with the Quality Issue. If we are unable to promptly identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials provided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.
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
We may face product liability and other types of claims claims, which could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.
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

In addition, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us, certain of our executive officers and directors and certain other defendants, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q, or any other litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
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
In addition, some members of the U.S. Congress have recently begun publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax with a so-called “destination-based cash flow tax” in addition to other potential tax reforms that the President and members of his administration may be considering.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. See Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for information concerning litigation initiated against us and certain of our executive officers and directors and certain other defendants. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws or regulations that could impede our ability to sell our products to certain customers or customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product returns and contractual price protection rights;

•	adverse litigation judgments, settlements or other litigation-related costs, including with respect to the pending purported securities class action lawsuits;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	proposed legislation to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.
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
As of October 27, 2017, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 36% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 27, 2017, we had 39,377,330 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of October 27, 2017, there were 1,730,010 shares subject to outstanding options, 2,393,218 shares subject to outstanding restricted stock units, or RSUs, and an additional 3,441,678 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 15,768,158 shares of our common stock as of October 27, 2017 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

Acacia Communications, Inc.

Date: November 2, 2017	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer