Form 10-K
period 2017-12-31
Acacia Communications, Inc.
filed 2018-02-22
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $985.7 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 15, 2018, there were 39,863,491 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of risks, uncertainties and assumptions described in Item 1A under the heading “Risk Factors” and elsewhere in this Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to sustain or increase revenue from our larger customers, generate revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;

•	our ability to produce products free of problems, defects, errors and vulnerabilities;

•	our anticipated growth strategies;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our expectations regarding, and the capacity and stability of our, supply chain and manufacturing;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;

•
regulatory developments in the United States and foreign countries, including under export control laws or regulations that could impede our ability to sell our products to certain customers or customers in certain foreign jurisdictions;

•	our ability to obtain and maintain intellectual property protection for our products; and

•	the pending purported securities class action and derivative lawsuits and our ability to defend against them.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Item 1.	Business
Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products include a family of low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and silicon photonic integrated circuits, or silicon PICs, which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. We are also developing our AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits per second (1,200 Gbps). Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, our modules can be easily integrated with customers’ network equipment. The advanced software in our modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
Our modules are rooted in our low-power coherent DSP ASICs and/or silicon PICs, which we have specifically developed for our target markets. Our coherent DSP ASICs and silicon PICs are manufactured using complementary metal oxide semiconductor, or CMOS. CMOS is a widely-used and cost-effective semiconductor process technology. Using CMOS to siliconize optical interconnect technology enables us to continue to integrate increasing functionality into our products, benefit from higher yields and reliability associated with CMOS and capitalize on regular improvements in CMOS performance, density and cost. Our use of CMOS also enables us to use outsourced foundry services rather than requiring custom fabrication to manufacture our products. In addition, our use of CMOS and CMOS-compatible processes enables us to take advantage of the technology, manufacturing and integration improvements driven by other computer and communications markets that rely on CMOS.
Our engineering and management teams have extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic design and integration, system software development, hardware design and high-speed electronics design. This broad expertise in a range of advanced technologies, methodologies and processes enhances our innovation, design and development capabilities, and has enabled us, and we believe will continue to enable us, to develop and introduce state-of-the-art optical interconnect modules, coherent DSP ASICs and silicon PICs. In the course of our product development cycles, we engage with our customers as they design their current and next-generation network equipment in order to gauge current and future market needs.
We sell our products through a direct sales force to leading network equipment manufacturers, network operators and cloud service providers. The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 30 during 2017. Our revenues for the years ended December 31, 2017, 2016 and 2015 were $385.2 million, $478.4 million and $239.1 million, respectively. Our net income for the years ended December 31, 2017, 2016 and 2015 were $38.5 million, $131.6 million and $40.5 million, respectively. As of December 31, 2017, 2016 and 2015, our total assets were $611.3 million, $516.9 million and $130.7 million, respectively.
Industry Background
Growing Demand for Bandwidth and Network Capacity
Global Internet Protocol, or IP, traffic is projected to nearly triple from 3.2 exabytes per day in 2016 to 9.1 exabytes per day in 2021, representing a 24% compound annual growth rate, or CAGR, according to Cisco’s Visual Networking Index Complete Forecast Highlights, dated June 2017, or the VNI Report. This rapid growth in IP traffic is the result of several factors, including:

•
Increased data and video consumption.    Over the last decade, the proliferation of new technologies, applications, Web 2.0-based services and Internet-connected devices has led to increasing levels of Internet traffic and congestion and the need for greater bandwidth. Video traffic, in particular, is growing rapidly, and placing significant strains on network capacity. The VNI Report estimates that video traffic will represent 82% of all global consumer IP traffic by 2021, reaching 232.7 exabytes per month, up from 78.2 exabytes per month in 2016.

•
Growth in mobile and 4G/LTE communications.    The increasing demand for data- and video-intensive content and applications on mobile devices is driving significant growth in mobile data and video traffic and has led to the proliferation of advanced wireless communication technologies, such as 4G/LTE, which depend on wired networks to function. According to Cisco’s Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2016-2021 White Paper, dated February 2017, global mobile data traffic grew 63% in 2016 from the prior year and is expected to increase nearly seven-fold from 2016 to 2021, a 47% CAGR.

•
Proliferation of cloud services.    Enterprises are increasingly adopting cloud services to reduce IT costs and enable more flexible operating models. Consumers are increasingly relying on cloud services to satisfy video, audio and photo storage and sharing needs. Together, these factors are driving increased Internet traffic as cloud services are accessed and used. Global cloud data center traffic is expected to reach 19.5 zettabytes, or ZB, per year by 2021, up from 6.0 ZB per year in 2016, a 27% CAGR, and represent 95% of total data center traffic by 2021, compared to 88% in 2016, according to the Cisco Global Cloud Index, dated February 2018. The worldwide public cloud services market grew 28.6% year over year in the first half of 2017, with revenues totaling $63.2 billion, according to new results from the International Data Corporation’s Worldwide Semiannual Public Cloud Services Tracker, November 2017.

•
Changing traffic patterns.    Content service providers and data center operators are increasingly building their own networks of connected data centers to handle the increasing amounts of data generated by today’s modern applications that require more complex processing. The architectures of these connected data centers dramatically increase the amount of data being transmitted within these data center networks. For example, virtual assistants like Amazon’s Alexa and Apple’s Siri require significant processing in the cloud. As a result, the East-West, or E-W, traffic created in response to processing these incoming requests are expected to be greater than the North-South, or N-S, network utilization. As a result, enterprises are moving from an 80/20 mix of N-S/E-W traffic to a 20/80 mix with five times more E-W traffic than that between the servers and the requesting devices, such as desktops, mobile devices and IoT devices, among others, as indicated by Cisco Visual Networking Index, September 2017.

•
Adoption of the “Internet of Things.”    Significant consumer, enterprise and governmental adoption of the “Internet of Things,” which refers to the global network of Internet-connected devices embedded with electronics, software and sensors, is anticipated to strain network capacity further and increase demand for bandwidth. The VNI Report estimates that globally, there will be approximately 27.1 billion networked devices in 2021, up from 17.1 billion such devices in 2016.

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
Coherent communications is a more complex method of transmitting and receiving information via optical signals. Coherent technologies enable greater utilization of complex formats that manipulate both a signal’s amplitude and its phase to yield a higher data transmission rate with better resilience to signal degradation. Coherent communications enables powerful digital signal processing to counter digitally the effects of signal degradation that were previously managed through an array of discrete components and costly techniques, such as optical dispersion compensation. By taking advantage of coherent communications technologies, some cloud and service providers are able to operate networks at transmission speeds of up to 400 Gbps today and are increasingly adopting technologies that enable 1,000 Gbps and above transmission speeds. These providers require advanced coherent interconnect solutions.
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

Our optical interconnect products are powered by our internally developed and purpose-built coherent DSP ASICs and/or silicon PICs. Our coherent DSP ASICs and silicon PICs are engineered to work together, and each integrates numerous signal processing and optical functions that together deliver a complete, cost-effective high-speed coherent optical interconnect solution in a small footprint that requires low power and provides significant automation and management capabilities. We believe that our highly integrated optical interconnect modules, which are based on our coherent DSP ASIC and silicon PIC, were, at the time of market introduction, the industry’s first interconnect modules to deliver transmission speeds of 100 Gbps and higher. Prior to the introduction of our highly integrated optical interconnect modules, we believe that these transmission speeds were not possible in modules in an industry standard form factor without sacrificing signal quality or other performance characteristics. For example, our CFP- and CFP2-DCO modules, which are based on the industry-standard CFP and CFP2 form factors, enable cloud and service providers to easily upgrade their existing metro and inter-data center networks to 100 Gbps and 200 Gbps using their existing, deployed equipment chassis or newly designed network equipment with CFP slot capabilities. Furthermore, by providing an integrated solution that incorporates digital signal processing and optical functionality required to process and transmit data through a high-speed optical channel, our optical interconnect products reduce the resource requirements of the network equipment manufacturers necessary to build and service equipment with high-speed optical interconnect functionality.
We believe we were the first independent vendor to introduce at commercial scale both a coherent DSP ASIC and a silicon PIC integrated into an optical interconnect module. By designing our silicon PIC in CMOS, which is widely used in the semiconductor industry and generally does not require special packaging, we are able to reduce cost, increase reliability and take advantage of the ongoing improvement of CMOS technology, as well as contract with foundries for the manufacture of many of our products. Our silicon PIC incorporates several key optics functions, including modulation and transmission/reception functions, and supports transmission distances for long-haul, metro and inter-data center applications. We believe that our silicon PIC was the first commercially available PIC to include all of these functions over a broad range of transmission distances. By building both our coherent DSP ASIC and our silicon PIC in CMOS, we can improve the performance and efficiency of the optical interconnect and benefit from engineering synergies.
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

•
Ease of deployment.    By leveraging industry-standard interfaces, our modules enable cloud and service providers to immediately increase the speed and capacity of their networks by replacing their legacy 10 Gbps or 40 Gbps components with our 100 Gbps, 400 Gbps and above modules in their existing equipment. Our modules can also easily be deployed in next generation network equipment.

Our Competitive Strengths
Our goal is to maintain and extend our competitive advantages through rapid innovation delivering industry-leading high-speed interconnect products to our customers by focusing on the following key areas:

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

•
Track record of rapid innovation driven by advanced design methodologies.    We maximize the pace of innovation through a number of measures, including the creation of an expanding tool box of digital signal processing algorithms, ASIC implementations, CMOS-compatible optics subsystems and related intellectual property, which enable us to develop complex products at an increasing pace by reusing and expanding existing solutions. Our development, verification and test infrastructure and methodologies involve extensive automation, which increase the speed and quality of our development. Our ability to innovate at a rapid pace enables us to offer products purpose-built for different applications and based on the newest CMOS technology. We believe these design, innovation and development capabilities have enabled us, and we believe will continue to enable us, to develop and introduce state-of-the-art optical interconnect modules, coherent DSP ASICs and silicon PICs for use in applications across multiple markets, including long-haul, metro and inter-data center.

•
Leveraging the strength of CMOS for photonics.    The density and cost of high-speed optical interconnect products have traditionally been determined by the photonic components. Implementing the photonic components in CMOS, and using CMOS as the platform for the integration of multiple discrete photonics functions, enables us to significantly reduce the density and cost of our optical interconnect products compared to traditional approaches, which typically rely on complex materials such as lithium niobate, which does not permit the same level of integration, and does not benefit from the ongoing advances in CMOS technology driven by the entire electronics industry.

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

•
Strong management and engineering teams with significant industry expertise.    We have deliberately built our management and engineering teams, of which our founders remain a key part, to include personnel with extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. As of December 31, 2017, approximately 76% of our employees are engineers or have other technical backgrounds, and approximately 48% of our employees hold a Ph.D. or other advanced degree. Each element of our solution is developed by experts in the relevant field. Our collaborative development culture encourages employees with diverse experiences and expertise to work together to create innovative solutions.

Our Strategy
Our goal is to become the leading provider of high-speed interconnect technology that underpins the world’s data and communication networks. To grow our business and achieve our mission, we are pursuing the following strategies:

•
Continue to innovate and extend our technology leadership.    Our coherent DSP ASICs and silicon PICs are at the heart of our products’ abilities to deliver cost-efficient high performance. We intend to continue to invest in our technology to deliver innovative and high-performance products and to identify and solve challenging interconnect needs. We expect that our continued investments in research and development will enable us to expand and enhance the capabilities of our CMOS-based products in order to continue to develop higher-capacity and higher-density software-enabled products. For example, we are also developing our AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits per second (1,200 Gbps). We also plan to continue to invest in silicon PIC innovation and its optimization with our coherent DSP ASICs in order to serve the growing demand for bandwidth.

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

•
Continue to expand customer base.    We have increased the number of customers who purchase and use our products in each of the last seven years, and we believe there continues to be unmet need for high-speed, cost-efficient interconnect products among cloud and service providers. In 2017, we sold our optical interconnect products to more than 30 customers. Historically, our sales have been primarily to network equipment manufacturers that do not have internally developed coherent DSP ASICs. We have had some success in marketing and selling our products to network equipment manufacturers that have internally developed their own coherent DSP ASICs. We believe that the benefits of our solution, supported by the success of existing customers as references, will drive more network equipment manufacturers to purchase their interconnect products from us. We plan to continue to acquire new customers through expanded sales and marketing and brand recognition efforts.

•
Grow into adjacent markets.    We believe that growth in fiber optics-based communications is likely to accelerate, partly driven by the cost and density advantages of our CMOS solution, and that this growth, together with expansion in other markets that depend on high-speed networking capabilities, as well as adjacent markets, such as access aggregation in 5G, Multi-System Operators and Fiber to the x, and intra-data center networking, will result in demand for additional applications for our products. By continuing to reduce the size, design complexity and power of the interconnect and the ease of integration into the equipment, we believe we can create opportunities to serve new types of customers that may seek to incorporate high-speed optical interconnect technologies into their products, including companies that do not have sufficient optical engineering expertise to develop systems using current interconnect technologies.

•
Selectively pursue investments, acquisitions or other strategic transactions.    Although we are focused on expanding our market share organically, we may pursue investments, acquisitions or other strategic transactions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy.

Our Products
Our families of optical interconnect technology products consist of high-capability, scalable, cost-efficient optical interconnect modules that are rooted in our coherent DSP ASIC and silicon PIC components. Our products are built to meet the specific needs of various networks and support transmission capacities between 100 Gbps and 400 Gbps per module. We are also developing our AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits per second (1,200 Gbps). Our module products incorporate our proprietary advanced system-in-a-module software, which, through a standardized interface, enables seamless installation, configuration and operation and a high level of performance monitoring. We are also offering our coherent DSP ASIC as a standalone component to customers designing their own internal coherent modules and line-cards. In addition, we are increasingly offering our silicon PIC as a standalone component for these applications.
We have developed and manufacture, sell and support the following high-speed coherent interconnect modules:
AC100-MSA Product Family
Our AC100-MSA product family supports 100 Gbps transmission speeds over distances of up to 12,000 km in an industry-standard 5” x 7” form factor. The modules in our AC100-MSA product family rely on advanced soft decision forward error correction, or FEC, and are mainly used in metro and long-haul applications. This product is approaching the end of its volume life cycle.
AC100-CFP Product Family
Our AC100-CFP product family supports 100 Gbps transmission speeds over distances of up to 2,500 km in an industry-standard, pluggable CFP form factor. The modules in our AC100-CFP product family utilize our internally developed silicon PIC technology and are mainly used in metro, inter-data center and long-haul applications.
CFP2-DCO Product Family

Our CFP2-DCO product family supports up to 200 Gbps transmission speeds, using QPSK, 8QAM and 16QAM modulation, over distances of up to 2,500 km in an industry standard CFP2 form factor. The module supports interoperable staircase FEC, as well as Acacia proprietary soft decision FEC, and is mainly used in inter-data center, metro and long-haul applications.

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
AC400 Flex Product Family
Our AC400 Flex product family supports transmission capacities ranging from 100 Gbps to 400 Gbps per module in a 5” x 7” form factor. Modules in our AC400 Flex product family are software configurable to optimize transmission speeds, fiber capacity, compensation for signal impairment and power consumption for multiple applications, including inter-data center, metro, long-haul and subsea applications spanning transmission distances up to 12,000 km and greater.
DSP ASICs and Silicon PICs
Our module products are enabled by our coherent DSP ASIC and silicon PIC technology.  Our coherent DSP ASICs incorporate our proprietary signal processing algorithms to meet the power and performance requirements of the inter-data center, metro, long-haul and subsea markets. Our coherent silicon PICs incorporate multiple coherent optical functions, such as transmission and reception, in a single package.  We are also offering our coherent DSP ASIC as a standalone component to customers designing their own internal coherent modules and line-cards. In addition, we are increasingly offering our silicon PIC as a standalone component for these applications.
AC1200
Our AC1200 product family, currently under development, has been designed to utilize two wavelengths, with up to 600 Gbps capacity each, and support transmission capacity of up to 1.2 terabits per second (1,200 Gbps). Our AC1200 module, which we anticipate will begin sampling in the first half of 2018, is designed to be software configurable to optimize transmission speeds, fiber capacity, compensation for signal impairment and power consumption for multiple network applications, including DCI, metro, long-haul and submarine.
Sales and Marketing
We market and sell our products through our direct sales force consisting of sales personnel and centralized and field-based technical customer support. Our sales force also works closely with our product line management personnel to support strategic sales activities.
Our products typically have a long sales cycle, requiring discussions with prospective customers in order to better understand their network and system level requirements and technology roadmaps. Our customers are predominantly network equipment manufacturers, network operators and cloud service providers and we have discussions with them regarding the requirements of their end customers, which provides our sales force with insight into how our products will be integrated into our customers’ solutions and how these systems will be deployed in the networks of their end customers. This sales process requires us to develop strong customer relationships. The period of time from our initial contact with a prospective or current customer to the receipt of an actual purchase order is frequently a year or more. Prospective customers perform system and network level testing before equipment is deployed in a network carrying live traffic. Customers require us to perform extensive reliability and verification testing based on industry standards. This phase of our sales cycle can take several months and purchase arrangements may not be entered into until after this phase is completed. In addition, once the first purchase order is placed by a customer, it may take several months or longer for that customer to increase the volume of its purchases.
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
Our in-house sales personnel also assist customers with orders, delivery requirements, and warranty returns. Our technical support engineers respond to technical and product-related questions, provide simulation tools to enable customers to optimize their optical link design, and provide application support to customers who have incorporated our products into their systems. In general, we have centralized our technical support operations at our corporate headquarters in Maynard, Massachusetts. Our centralized customer support operations allow our technical customer support personnel to work directly with our research and development and operations personnel on first-line as well as escalated specialized technical support, which reduces the time it takes to identify and address our customers’ issues and helps our personnel maintain and improve upon their technical skills. We also provide first line technical support to our international customers on-site from our offices in California, China and Germany.
Customers
The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 30 during 2017. The following table sets forth our revenue by geographic region for the periods indicated based on the country or region to which the products were shipped, which in certain instances may be the location of a contract manufacturer rather than our end customer:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Americas	$62,992	$92,452	$46,624
EMEA	102,112	147,548	103,150
APAC	220,062	238,412	89,282
Total revenue	$385,166	$478,412	$239,056

We have historically generated most of our revenue from a limited number of customers. In 2017, 2016 and 2015, our five largest customers in each period (which differed by period) collectively accounted for 70%, 78% and 74% of our revenue, respectively. In 2017, 2016 and 2015, ADVA Optical Networking North America, Inc. accounted for 15%, 26% and 22% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 30%, 32% and 28% of our revenue, respectively. In addition, during 2017 and 2015, Coriant, Inc. accounted for 11% and 13% of our revenue, respectively. Coriant, Inc. accounted for less than 10% of our revenue in 2016.

Please refer to Note 3, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding risks associated with our international operations, see Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
Manufacturing
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
We subject our third-party contract manufacturers and foundries to qualification requirements in order to meet the high quality and reliability standards required of our products. Our engineers and supply chain personnel work closely with our third-party contract manufacturers and fab foundries to increase yield, reduce manufacturing costs, improve product quality and ensure that component sourcing strategies are in place to support our manufacturing needs.
Research and Development
Our engineering group has extensive experience in optical systems and networking, digital signal processing, ASIC development and design, silicon photonic integration, system software development and high-speed electronics design. As of December 31, 2017, approximately 76% of our employees are engineers or have other technical backgrounds, and approximately 48% of our employees hold a Ph.D. or other advanced degree. We utilize our hardware and software expertise to integrate coherent DSP ASICs and silicon PICs into high-speed interconnect products that are compatible with industry-standard form factor, interfaces and power consumption requirements. We participate in industry groups such as Optical Internetworking Forum to help drive the industry towards standardization that allows our customers to more easily integrate our products into their systems. In addition, we offer our integration expertise to our customers to help expedite their adoption of new products.
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
Our research and development facilities are located in Maynard, Massachusetts, Holmdel, New Jersey, San Jose, California, Ottawa, Canada, Bengaluru, India and Wooburn Green, United Kingdom. We have devoted approximately 87,000 square feet of space to our research and development facilities, which we expect to increase in the future. Our research and development facilities are equipped with industry standard test equipment, including optical spectrum analyzers, high-speed sampling oscilloscopes, logic analyzers, wafer probes, wafer saws, optical network and Ethernet test sets, thousands of kilometers of optical fiber and associated optical amplifiers and other optical test equipment. We use these facilities to conduct comprehensive testing and validation procedures on internally produced chips, components and products before transferring production to our contract manufacturers for commercial, higher-volume manufacturing.
As research and development is critical to our continuing success, we are committed to maintaining high levels of research and development over the long term. We incurred research and development expenses of $92.0 million, $75.7 million and $38.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property rights. We generally rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property rights. In addition, we generally require employees and consultants to execute appropriate non-disclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information remain confidential.
We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of December 31, 2017, we had 49 patent applications pending in the United States, six patent applications pending under Patent Cooperation Treaty filings, 20 foreign patent applications and 37 patents granted in the United States, which expire between 2027 and 2036. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology for much longer than us. As we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, result in settlements or judgments that require payment of significant royalties or damages or require us to expend time and money to develop non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Competition
The optical communications markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Finisar, Fujitsu Optical Components, Inphi, Lumentum Holdings, NEL, Neophotonics, Oclaro and Sumitomo Electric Industries. We also compete with internally developed coherent interconnect solutions of certain network equipment manufacturers, including Ciena, Huawei and Nokia (formerly Alcatel-Lucent). Finally, we face competition from optical interconnect modules that are the result of joint developments among certain of the competitors listed above. Consolidation in the optical systems and components industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.
The principal competitive factors upon which we compete include performance, low power consumption, rapid innovation, breadth of product line, availability, product reliability, reputation, level of integration and cost, multi-sourcing and selling price. We believe that we compete effectively by offering high levels of customer value through high speed, high density, low power consumption, broad integration of photonic functions, software intelligence for configuration, control and monitoring, cost-efficiency, ease of deployment and collaborative product design. We cannot be certain we will continue to compete effectively.
We also may face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers and strategic partners are also potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.
Government Regulation
Our products and services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on March 8, 2016, the U.S. Department of Commerce published a final rule that amended the Export Administration Regulations by adding ZTE its parent company and two other affiliated entities to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software and technology to the designated ZTE entities, which had the practical effect of preventing us from making any sales to ZTE. On March 24, 2016, the U.S. Department of Commerce issued a temporary general license enabling us to resume sales to ZTE. The U.S. Department of Commerce extended the temporary general license several times, through March 29, 2017. On March 7, 2017, the U.S. Department of Commerce announced a settlement agreement with ZTE and then removed ZTE from the Entity List on March 29, 2017. This action ended the enhanced export restrictions imposed in March 2016 and eliminated the need for the temporary general license. There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to ZTE or and of its affiliates or other customers, in particular in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries, and importation of our products, including by our partners, must comply with these laws and regulations.

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
Employees
As of December 31, 2017, we employed 354 full-time employees, consisting of 178 in research and development, 85 in operations, which includes manufacturing, supply chain, quality control and assurance, 91 in executive, sales, general and administrative, and five part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
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
Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. In 2017, 2016 and 2015, our five largest customers in each period (which differed by period) collectively accounted for 70%, 78% and 74% respectively, of our revenue. In 2017, 2016 and 2015, ADVA Optical Networking North America, Inc. accounted for 15%, 26% and 22% of our revenue, respectively, and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 30%, 32% and 28% respectively, of our revenue. In addition, during 2017 and 2015, Coriant, Inc. accounted for 11% and 13%, respectively, of our revenue.  As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to ZTE or any of its affiliates or other customers, in particular in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could materially harm our business, financial condition, results of operations and prospects.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first quarter of 2017 which were greater than its purchases in the fourth quarter of 2016, however; orders from that customer decreased more than 50% in the second quarter of 2017 and did not return to first quarter 2017 purchasing levels for the remainder of 2017. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers or reduced purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.

Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.
We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, we experienced a negative impact on product performance in the second quarter of 2017 in connection with the quality issue at one of our contract manufacturers, as described in Note 11, Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which we refer to as the Quality Issue. This resulted in a charge to the cost of revenue in our income statement during the second quarter of 2017.
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including deficiencies in components provided by our suppliers and failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. Such remediation could have a material effect on our business, financial condition, results of operations and prospects.
The future success of our business is substantially dependent on our successful development and release of new products.
The markets for our products are characterized by changes and improvements in existing technologies and the introduction of new technology approaches. The future success of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of product deliveries and our ability to introduce in a timely manner new products that address our customers’ requirements for more cost-effective bandwidth solutions. The development of new products is a complex process, and we may experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size, acceptance and specification criteria and performance requirements;

•	our ability to manufacture new products with acceptable quality and manufacturing yields in a sufficient quantity to meet customer demand and according to customer needs;

•	our ability to offer new products at competitive prices;

•	our dependence on suppliers to deliver in a timely manner materials that are critical components of our products;

•	our dependence on third-party manufacturers to successfully manufacture our products in accordance with the specifications that we and our customers require;

•	the identification of and entry into new markets for our products;

•	the acceptance of our customers’ products by the market and the lifecycle of such products; and

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.
In general, a new product development effort may last two years or longer, and requires significant investments in engineering hours, third-party development costs, equipment, prototypes and sample materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may be costlier to develop, may fail to meet the requirements of the market or our customers, or may be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to maintain our current revenue levels or resume revenue growth.

We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.
Since January 1, 2013, we have shipped our products to customers located in 20 foreign countries. In 2017, 2016 and 2015, we derived 84%, 82% and 82%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2017, 2016 and 2015, we derived 39%, 41% and 36%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

•
U.S. or foreign governmental action, such as export control or import restrictions, that could prevent or significantly hinder our ability to sell our products to certain customers or customers in certain foreign jurisdictions or build our products internationally;

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

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including further reform to the U.S. tax code and international tax rules such as the base erosion and profit shifting initiative;

•	the effects of changes in currency exchange rates;

•	changes in service provider and government spending patterns;

•	social, political and economic instability;

•	higher incidence of corruption or unethical business practices that could expose us to liability or damage our reputation; and

•	natural disasters, health epidemics and acts of war or terrorism.
The current U.S. President, members of his Administration, and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the United States or other adverse consequences on companies importing certain goods into the United States.  Since we rely primarily upon non-U.S. manufacturers to make our products, such steps, if adopted, could make our products more expensive and less competitive in the U.S. market.  Such steps, if adopted, could also lead to retaliatory actions by other foreign governments through measures to prohibit, reduce or discourage purchases of our products by foreign customers, or other means, which could make it more difficult to sell our products in those countries or make our products more expensive and less competitive in those foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, any of which could adversely impact our business and results of operations. In addition, in December 2017, the Tax Cuts and Jobs Act was enacted, bringing about far-ranging changes to the existing corporate tax system and establishing a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect emerging tax reform or other near-term Congressional action may have on other companies’ or our business practices.  There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.
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
Our operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with investments by investors in our common stock.
We were founded in 2009 and shipped our first products in 2011. Our fairly short operating history, combined with the rapidly evolving, cyclical and competitive nature and consolidation of our industry, suppliers, manufacturers and customers, make it difficult to evaluate our current business and future prospects. We have encountered and may continue to encounter risks and difficulties frequently experienced by companies in constantly evolving industries, including unpredictable and volatile revenues and increased expenses as we seek to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business, financial condition, results of operations and prospects could be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving and increasingly competitive market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
We have and in the future may again experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. For example, we experienced product quality control problems in the second quarter of 2017 in connection with the Quality Issue. If we are unable to promptly identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials provided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could experience a decline in revenue or incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.
The failure to increase sales to our customers and expand our customer base as anticipated could adversely affect our future revenue and business.
We believe that our future success will depend, in part, on our ability to expand sales to our existing customers for use in a customer’s existing or new product offerings and continue to expand our customer base. Our efforts to increase product sales to new and existing customers may generate less revenue than anticipated or take longer than anticipated. Further, our customers may elect to develop in-house modules and purchase lower-cost components, such as our DSP ASICs or silicon PICs, in place of modules, which would negatively affect our revenue. If we are unable to increase sales to our new and existing customers and expand our customer base as anticipated, our business, financial condition, results of operations and prospects could be adversely affected.

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
Network equipment manufacturers seek increased performance optical interconnect products, at lower prices and in smaller and lower-power designs. These requirements can be technically challenging, and are sometimes customer-specific, which can require numerous design iterations. Because of the increasing level of complexity of design requirements, including stringent customer-imposed acceptance criteria, executing on our product development goals is difficult and sometimes unpredictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements and acceptance criteria. Our failure to meet our customers’ requirements could result in our customers seeking alternative suppliers, which would adversely affect our reputation and results of operations.
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
We operate in a dynamic and competitive industry and use significant resources to develop new products for existing and new markets. After we have developed a product, there is no guarantee that our customers will integrate our product into their equipment or devices and, ultimately, bring the equipment and devices incorporating our product to market, including because we may be considered a sole-source supplier with a limited operating history. In addition, there is no guarantee that cloud, network and communications service providers will ultimately choose to purchase network equipment that incorporates our products. In these situations, we may never produce or deliver significant quantities of our products, even after incurring substantial development expenses. From the time a customer elects to integrate our interconnect technology into their product, it typically takes 18 to 24 months for high-volume production of that product to commence. After volume production begins, we cannot be assured that the equipment or devices incorporating our product will gain market acceptance by network operators.
If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize anticipated benefits from our investments in research and development. For example, our industry is currently seeing a slowdown in the rate of new network deployments in the China long-haul and metro network markets, which, when combined with weakening prices and excess inventory, has resulted in a corresponding slowdown in the order rate of certain of our Chinese customers. The combined impact of governmental policy and the cyclical nature of a major market has made it difficult to predict demand from Chinese customers. As a result, our business, competitive position, market share and operating results have experienced, and may continue to experience, pressure.
As demand for our products in one market grows, demand in another market may decrease. For example, if we sell our products directly to content providers in addition to network equipment manufacturers, our sales to network equipment manufacturers may decrease due to reduced demand from their customers or due to dissatisfaction by network equipment manufacturers with this change in our business model. Further, the inter-data center market is subject to upgrade cycles and volatility driven by changing priorities. In addition, even in the event of expansion in our markets, we may not experience a corresponding increase in demand for our products. Any reduction in demand in one market that is not offset by an increase in demand in another market could adversely affect our market share or results of operations.
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
Even after a customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. For example, recognizing revenue from the sale of our products may be subject to delivery to the customer or their carrier, acceptance testing or the products may be placed into a remote stocking location. In addition, the significance and timing of our product enhancements, and the introduction of new or similar products by our competitors, may also affect customers’ purchases both in the short-term and long-term. Further, our customers’ solutions often require components from other optical providers and any inability by those providers to ship products or maintain continuity of supply could have an impact on the sales of our customers, which impact could pass through to us. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.
We depend on third parties for a significant portion of the fabrication, assembly and testing of our products.
The fabrication, assembly and testing of our products is done by third-party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs and modules. Our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past and in the future could result in product shortages or quality assurance problems. For example, we experienced product shortages in the second quarter of 2017 in connection with the Quality Issue. These issues have in the past and in the future could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries, move existing production lines to new manufacturers or foundries and/or vertically integrate processes by assuming new responsibilities internally, we could experience supply disruptions during the transition process.
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
The manufacture of our products is a highly complex and technologically demanding process that utilizes many state of the art manufacturing processes and specialized components. Our foundries, suppliers, and contract manufacturers have from time to time experienced lower than anticipated manufacturing yields for our wafers or PIC components and modules. This often occurs during the production or assembly of new products or the installation and start-up of new process technologies and can occur even in mature processes due to break downs in mechanical systems, process controls, clean room controls, equipment failures, calibration errors and the handling of the material from station to station as well as damage resulting from the shipment and handling of the products to various points of processing.
We depend on a limited number of suppliers, some of which are sole sources, and our business could be disrupted if they are unable to meet our needs.
We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources and in certain instances we face capacity competition from some of our suppliers. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience financial difficulties that could prevent them from supplying us materials, or equipment used in the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as labor issues, political unrest or natural disasters. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, components, equipment or tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance.
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. We experienced revenue growth rates of 100% and 63% in 2016 and 2015, respectively, in each case compared to the immediately preceding year. Conversely, our 2017 revenue declined 19% as compared to the preceding year. The revenue growth rates we experienced in 2016 and 2015 are not likely to be repeated in future periods. Our revenue for any prior quarterly or annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to maintain or improve our gross margins.
We may not be able to maintain or improve our gross margins. Factors such as slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand or share allocation, annual, semi-annual or quarterly price reductions and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior, ‘good enough’ or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have the potential to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in or the inability to secure appropriate periodic decreases in costs of components and materials, the timing changes in our inventory, warranty costs and related returns, changes in foreign currency exchange rates, potential inability to reduce manufacturing costs in response to any decrease in our revenue and possible exposure to inventory valuation reserves. Our competitors have a history of reducing their prices to increase or avoid losing market share, and we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017, we incurred operating losses in 2009 through 2013 and again in the second quarter of 2017. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to ZTE or other customers, in particular in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could materially harm our business, financial condition, results of operations and prospects. In addition, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.
In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our partners, must comply with these laws and regulations, with any violations subject to reputational harm, government investigations, penalties and/or a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws and regulations, if we are found to be in violation of U.S. sanctions or export control laws, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.

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
Given the high level of sophisticated functionality embedded in our products, our manufacturing processes are complex and often involve more than one manufacturer. This complexity may result in lower manufacturing yields and may make it more difficult for our current and future contract manufacturers to scale to higher production volumes. If we are unable to manufacture our products in volumes or at times sufficient to meet demand, our customers could postpone or cancel orders or seek alternative suppliers for these products, or lower cost, easier to manufacture competitive products, which would harm our reputation and adversely affect our results of operations.
If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales and sales operations personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Additional personnel may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in increasing sales to our existing customer base or obtaining new customers, our business, financial condition, results of operations and prospects will be adversely affected.
The markets in which we operate are highly competitive.
The market for high-speed interconnect is highly competitive. We are aware of a number of companies that have developed or are developing coherent DSP ASICs, coherent and non-coherent PICs, 100 Gbps and 400 Gbps modules and indium phosphide based optics, among other technologies, that compete directly with some or all of our current and proposed product offerings.
Competitors may be able to more quickly and effectively:

•	develop or respond either directly or in partnership with other market participants to new technologies or technical standards;

•	react to changing customer requirements and expectations;

•	devote needed resources to the development, production, promotion and sale of products;

•	attain high manufacturing yields on new product designs;

•	establish and take advantage of operations in lower-cost regions;

•	bring relevant products to the market or enable their customers to bring relevant products to the market through a faster integration cycle; and

•	deliver competitive products at lower prices, with lower gross margins or at lower costs than our products.
In order to expand market acceptance of our products, we must differentiate our products from those of our competition while continuing to meet the changing needs of our customers. We cannot provide assurance that we will be successful in making this differentiation or increasing acceptance of our products as we have limited resources dedicated to marketing of our products. In addition, we may take other steps to expand market acceptance of our products, including through strategic transactions or otherwise, which steps may not be successful and may lead to a decrease in our revenues either in the short-term or long-term. Established companies in related industries or newly funded companies targeting markets we serve, such as semiconductor manufacturers and data communications providers, may also have significantly more resources than we do and may in the future develop and offer competing products. Further, companies that have historically been competitors or industry participants on the component level have in the past and may continue to establish joint ventures or other strategic partnerships to compete with our optical interconnect modules. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between our competitors or if more capital is invested in the market to create additional competitors.
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
We may not be able to successfully manage our business if we are unable to improve our internal systems, processes and controls.
In order to effectively manage our operations and any future growth, we need to continue to improve our internal systems, processes and controls. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems or processes and controls, which could impair our ability to provide products to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.
Most of our long-term customer contracts do not commit customers to specified purchase commitments, and our customers may decrease, cancel or delay their purchases at any time with little or no advance notice to us.
Most of our customers purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Although some of our customers have committed to purchase a specified share of their required volume for a particular product from us, monitoring and enforcing these commitments can be difficult. Some customers provide us with their expected, non-binding forecasts for our products several months in advance, but customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products, or change the mix of our products that they are purchasing, for any reason, our business and results of operations would be harmed. For example, one of our larger customers provided a non-binding forecast for 2017, but actual orders were approximately 40% lower than the forecasted amount. Also, several of our customers have historically experienced period-to-period demand variability or elected to defer purchases scheduled for the fourth quarter into the first quarter of the following year, resulting in a decrease in our anticipated revenue during the fourth quarter. Additionally, in the event that any of our customers lose significant market share with one or more customers within their customer base, those losses could pass through to us and materially and adversely affect our results of operations. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
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
Also, due to our industry’s use of inventory management techniques, such as direct order fulfillment, to reduce inventory levels and the period of time inventory is held, any disruption in the supply chain could lead to more immediate shortages in product or component supply. Additionally, any enterprise system failures, including implementing new systems or upgrading existing systems that help us manage our financial, purchasing, inventory, sales, invoicing and product return functions, could harm our ability to fulfill orders and interrupt other billing and logistical processes.

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
Industries focused on semiconductor and optical network technologies can be highly cyclical and characterized by constant and rapid technological change and price erosion, evolving technical standards, increasing effects of competition, frequent new product introductions and technology displacement, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used, and changes in end market demand, as the industry has recently experienced in China. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure.  Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. In addition, foreign governments may pursue internal programs and policies to develop domestic technologies that reduce foreign customers’ demand for our products. For example, China’s Made in China 2025 program aims to build industries in numerous technological sectors, including 5G mobile communications, among others. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns, such as the one experienced throughout 2017 in China, even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.
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
Acquisitions or other strategic transactions that we may pursue in the future, whether or not consummated, could result in operating and financial difficulties.
We may in the future acquire businesses or assets or engage in other strategic transactions in an effort to increase our growth, enhance our ability to compete, complement our product offerings, enter new and adjacent markets, obtain access to additional technical resources, enhance our intellectual property rights, expand market acceptance of our products or pursue other competitive opportunities. If we seek acquisitions, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. We are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, if we identify a target we seek to acquire.
We cannot readily predict the timing or size of our future acquisitions or other strategic transactions, or the success of such acquisitions or transactions. Failure to successfully execute on any future acquisition or other strategic transactions could have a material adverse effect on our business, prospects, financial condition and results of operations.
To the extent that we consummate acquisitions, we may face financial risks as a result, including increased costs associated with merged or acquired operations, increased indebtedness, economic dilution to gross and operating profit and earnings per share, or unanticipated costs and liabilities, including the impairment of assets and expenses associated with restructuring costs and reserves, the failure to realized expected synergies and unforeseen accounting charges. We would also face operational risks, such as difficulties in integrating the operations, retention of key personnel and our ability to maintain and support products of the acquired businesses, disrupting their or our ongoing business, increasing the complexity of our business, failing to successfully further develop the combined, acquired or remaining technology, and impairing management resources and management’s relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources.
If we are unable to successfully carry out any future acquisition or other strategic transaction, our business, financial condition and prospects for growth could suffer. In addition, we may not realize the benefits of any future acquisition or other strategic transaction to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. Further, even if we are able to achieve the long-term benefits associated with any future acquisition or other strategic transaction, our short-term financial conditions may be materially and adversely affected.
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
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, inventories and the related contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our stock.
We may face product liability and other types of claims, which could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to product liability or epidemic failure claims, which could divert management’s attention from our core business, be expensive to defend, result in the loss of key customer contracts and result in sizable damage awards against us and, depending on the nature or scope of any network outage caused by a defect in or epidemic failure related to our products, could also harm our reputation. Our current insurance coverage may not be sufficient to cover these claims. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our financial performance and operating results.

In addition, we could be forced to expend significant resources in the defense of the pending securities class action and derivative lawsuits brought against us, certain of our executive officers and directors and certain other defendants, as described under Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, or any other litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
Our business and operating results may be adversely affected by natural disasters, health epidemics or other catastrophic events beyond our control.
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and health epidemics as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in Japan, Singapore and Taiwan.   The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China, New Hampshire and Thailand, and some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. In addition, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant damage to any of these facilities or facilities we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
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
We increasingly depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website and email services, and misappropriate our proprietary information, provide false or misleading instructions to our personnel, embed malicious code in our products or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures and adherence to their contractual obligations to us, including in connection with their use of and access to our systems. Additionally, we depend upon our employees and contractors to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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
If we do not achieve the anticipated financial, operational and effective tax rate efficiencies expected from our corporate tax structure, our financial condition and results of operations could be adversely affected.

In 2015, we implemented a reorganization of our corporate structure and intercompany relationships to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring has allowed us to achieve financial and operational efficiencies and to reduce our overall effective tax rate through changes in our international procurement, manufacturing and sales operations, and in the ways we develop, own and use certain intellectual property. This corporate restructuring has also allowed us to achieve financial and operational efficiencies. We cannot provide assurance that these tax benefits and efficiencies will continue into future periods.  Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits is challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.
The U.S. Tax Cuts and Jobs Act, enacted in December 2017, makes far-ranging changes to the existing U.S. corporate tax system. This legislation establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant limitations on the deductibility of interest expense and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. While we are still in the process of analyzing the effects of the U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring in 2017 and subsequent years.
The implementation of our corporate restructuring increases the likelihood that unfavorable tax law changes, unfavorable government review of our tax returns, changes in our geographic earnings mix or imposition of withholding taxes on repatriated earnings could have an adverse effect on our effective tax rate and our operating results.
We have expanded and will likely continue to expand our operations into multiple non-U.S. jurisdictions in connection with our recent corporate restructuring, including those having tax rates higher and lower than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our tax positions, including the assumptions and estimates on which we base the valuation and pricing of intercompany transactions.
The recently-enacted U.S. Tax Cuts and Jobs Act establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and other tax proposals are being considered by legislative bodies in some of the foreign jurisdictions in which we operate that could negatively affect our effective tax rate and other tax liabilities. While we are still in the process of analyzing the effects of the U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect our financial, operational and effective tax rate efficiencies for 2017 and subsequent years.
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
As of December 31, 2017, we had net operating loss carryforward amounts, or NOLs, of approximately $41.8 million and $65.2 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $15.9 million and $11.9 million for U.S. federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2037. The federal and state tax credit carryforwards will expire at various dates beginning in 2018 through 2037 and $0.4 million of such carryforwards will expire between 2018 and 2020 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it.
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
There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices.  For example, the OECD has published measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which aims to standardize and modernize global tax policy and was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular case. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations. In addition, while we are still in the process of analyzing the effects of the recently-enacted U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect our financial, operational and effective tax rate efficiencies for 2017 and subsequent years.
Other legislative and regulatory proposals may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect. Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.
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
We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. For example, as described further in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, on January 21, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
We monitor and control our use of open source software that goes into or is used by our products in an effort to avoid unanticipated conditions or restrictions on our ability to successfully commercialize our products and believe that our compliance with the obligations under the various applicable licenses has mitigated the risks that we have triggered any such conditions or restrictions. However, such use may have inadvertently occurred in the development and offering of proprietary software on our products. Additionally, if a third-party software provider has incorporated certain types of open source software into software that we have licensed from such third party, we could be subject to the obligations and requirements of the applicable open source software licenses. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
The terms of many open source software licenses have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to successfully commercialize our products. For example, certain open source software licenses may be interpreted to require that we offer the software on our products that include the open source software for no cost; that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software (or that we grant third parties the right to decompile, disassemble, reverse engineer, or otherwise derive such source code); that we license such modifications or derivative works under the terms of the particular open source license; or that otherwise impose limitations, restrictions or conditions on our ability to use, license, host, or distribute our products in a manner that limits our ability to successfully commercialize our products.
We could, therefore, be subject to claims alleging that we have not complied with the restrictions or limitations of the applicable open source software license terms or that our use of open source software infringes the intellectual property rights of a third party. In that event, we could incur significant legal expenses, be subject to significant damages, be enjoined from further sale and distribution of the software on our products that uses the open source software, be required to pay a license fee, be forced to reengineer the software on our products, or be required to comply with the foregoing conditions of the open source software licenses (including the release of the source code to our proprietary software), any of which could adversely affect our business. Even if these claims do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.
Additionally, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding indemnification, infringement claims or the quality of the code.

Risks Related to the Ownership of Our Common Stock
Our stock price has been and may continue to be volatile and investors in our common stock may be unable to sell their shares at or above the price at which they were purchased.
The trading prices of the securities of technology companies, including technology companies in the industry in which we operate, have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of comparable companies, in particular optical industry peer companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts covering our industry or issuing market projection reports;

•	announcements of technological innovations, new products, strategic alliances or other transactions, or significant agreements by us or by our competitors;

•	announcements by our customers regarding significant increases or decreases in capital expenditures and their results of operations;

•	departure of key personnel;

•	litigation involving us or that may be perceived as having an impact on our business;

•
changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union and the subsequent formal notification by the United Kingdom of its intention to withdraw from the European Union;

•	investors’ general perception of us;

•	significant short interest in our stock;

•	sales of large blocks of our stock;

•	announcements regarding further industry consolidation;

•	changes in regulations in the United States and other jurisdictions in which we do business, including domestic and international tax reform; and

•	actions or announcements by activist shareholders or others.
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. See Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K for information concerning litigation initiated against us and certain of our executive officers and directors and certain other defendants. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
Our quarterly operating results or other operating metrics have fluctuated significantly, and they are likely to continue to do so, which could cause the trading price of our common stock to decline.
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, consolidation credit, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs, including with respect to the pending purported securities class action and derivative lawsuits;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the U.S. Tax Cuts and Jobs Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, in particular the impact of any economic slowdown in China.
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
As of February 15, 2018, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 36% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 15, 2018 we had 39,863,491 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of February 15, 2018, there were 1,488,040 shares subject to outstanding options, 2,213,323 shares subject to outstanding restricted stock units, or RSUs, and an additional 4,945,682 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 13,700,000 shares of our common stock as of February 15, 2018 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We have incurred and expect that we will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies. These increased costs and demands could adversely affect our business, operating results and financial condition.
As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404, including documentation and evaluation of our internal control over financial reporting is both costly and challenging. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.
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
Our corporate headquarters are located in Maynard, Massachusetts, where we occupy approximately 121,000 square feet pursuant to a lease expiring in February 2025. We lease an additional facility in Holmdel, New Jersey pursuant to a lease expiring in January 2022. We also maintain offices in San Jose and Mountain View, California, the United Kingdom, Canada, India, Ireland and China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings
On January 22, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. We are continuing to evaluate ViaSat’s claims, but based on the information available to us today, we currently believe that this suit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows. On July 28, 2017, we filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. Both lawsuits are still pending, and discovery is closed in the 2016 action filed by ViaSat and ongoing in the 2017 action.
In August and September 2017, three purported securities class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our executive officers (Murugesan Shanmugaraj and John Gavin). The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; and Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017. Each complaint purports to be brought on behalf of an alleged class of those who purchased our securities between August 11, 2016 and July 13, 2017, and alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. Each complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs.
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
On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated actions. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/

or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the company as a nominal defendant. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v. Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; and Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504). Each complaint generally alleges that that the individual defendants breached fiduciary duties owed to the company by making or causing the company to make allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The complaints also allege that certain individual defendants caused the company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaints purport to assert derivative claims for violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and/or gross mismanagement, and seek to recover on behalf of the company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaints seek declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.
We intend to engage in a vigorous defense of the class action and derivative lawsuits described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. We will incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations, and cash flows.
In addition, from time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business or on our consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	Price Range
	High	Low
2016
Quarter ended June 30, 2016 (from May 13, 2016)	$45.75	$27.05
Quarter ended September 30, 2016	$128.73	$39.29
Quarter ended December 31, 2016	$113.54	$61.75
2017
Quarter ended March 31, 2017	$67.60	$50.56
Quarter ended June 30, 2017	$59.65	$40.99
Quarter ended September 30, 2017	$49.50	$39.00
Quarter ended December 31, 2017	$48.26	$35.60

Holders
As of the close of business on February 15, 2018, there were approximately 31 holders of record of our common stock according to the records of our transfer agent. A greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders for our common shares for the period from May 13, 2016 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2017 with the Nasdaq Composite Index. The comparison assumes an investment of $100 is made on May 13, 2016 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
  Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.

Item 6.	Selected Financial Data

The consolidated income statement data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 and 2014 has been derived from our audited financial statements not appearing in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Income Statement Data:
Revenue	$385,166	$478,412	$239,056	$146,234
Cost of revenue(1)	217,326	257,425	145,350	93,558
Gross profit	167,840	220,987	93,706	52,676
Operating expenses:
Research and development(1)	92,027	75,696	38,645	28,471
Sales, general and administrative(1)	38,807	27,676	13,124	6,615
(Gain) loss on disposal of property and equipment	(47)	25	—	108
Total operating expenses	130,787	103,397	51,769	35,194
Income from operations	37,053	117,590	41,937	17,482
Total other income (expense), net	3,250	(2,969)	(2,132)	(1,029)
Income before provision (benefit) for income taxes	40,303	114,621	39,805	16,453
Provision (benefit) for income taxes	1,795	(16,956)	(715)	2,933
Net income	$38,508	$131,577	$40,520	13,520
Net income per share attributable to common stockholders:
Basic	$0.99	$3.77	$1.18	$0.31
Diluted	$0.92	$3.22	$0.91	$0.23

(1)	Stock-based compensation included in the consolidated statements of income data above was as follows:

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$1,993	$1,629	$75	$17
Research and development	14,150	12,347	561	258
Sales, general and administrative	7,230	6,769	189	132
Total stock-based compensation	$23,373	$20,745	$825	$407

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,495	$206,402	$27,610	21,128
Marketable securities	297,115	104,004	—	—
Working capital	361,621	381,707	55,147	31,710
Total assets	611,250	516,936	130,744	65,660
Long-term debt, including current portion	—	—	—	2,115
Total liabilities	109,200	82,141	51,948	28,409
Redeemable convertible preferred stock	—	—	70,780	66,427
Total stockholders' equity (deficit)	502,050	434,795	8,016	(29,176)

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Company Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products include a family of low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and silicon photonic integrated circuits, or silicon PICs, which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. We are also developing our AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits per second (1,200 Gbps). Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points.
Key Factors Affecting our Performance
We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers and add new customers over time. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See Part I, Item 1A “Risk Factors” in this Annual Report on form 10-K for a discussion of these risks. If we are unable to address these challenges, our business could be adversely affected.
Network Service Provider Investment in High-Speed Optical Equipment.    Cloud and service providers are continuing to invest in higher capacity networks to support the continued growth in demand for data traffic. We believe that 100 Gbps and 400 Gbps coherent optical technologies, and in the near future interfaces supporting transmission capacity of one terabit per second (1,000 Gbps) and above, will continue to replace older technologies in long-haul, metro and inter-data center networks. Our business and results depend on the continued investment by network service providers in these advanced networks.
Expanding Sales to Existing Customer Base.    We expect that a substantial portion of our future sales will be follow-on sales to existing customers. One of our sales strategies is to maintain a high level of customer satisfaction by delivering our products with compelling value propositions. We believe that our current customers present us with significant opportunities for additional product sales given the existing and expected market share of these customers and our prior sales experience with them. We also believe that our customers will continue to design our products into their network equipment products in an effort to maintain and potentially grow their market share over time as growth in the overall market for optical interconnect continues to grow. Our customers have historically shown a high propensity to purchase new products from us over multiple quarters and in many cases over multiple years. In addition, several of our customers have elected to integrate an increasing number of our products into their network equipment product lines. For example, the eight customers who first purchased products from us in 2011 generated $12.7 million of revenue in 2011 compared to $256.4 million of revenue in 2017, representing a compound annual growth rate of 65%. For the period of 2011 through 2017, these eight customers generated cumulative revenue of $1.0 billion.
Adding New Customers.    We believe that the metro and inter-data center markets are still in the early stages of adoption. We intend to add new customers over time by continuing to invest in our technology and business development team to capitalize on these new opportunities and through potential strategic transactions. Our products and technology have accelerated the rate at which optical interconnect technology can be easily deployed and designed into newer generation network equipment, thus making it easier to integrate our products across many system applications. Generally, we educate prospective customers in these markets about the technical merits and capabilities of our products, the potential cost savings of our products and the costs of designing and utilizing internally developed solutions. We build relationships with prospective customers at all levels in a customer’s organizational hierarchy. We believe that customer references combined with our product and technology strengths and capabilities have been, and will continue to be, an important factor in winning new business.

Selling More Highly Integrated and Higher-Performance Products.    Our results of operations have been, and we believe will continue to be, affected by our ability to design and sell more highly integrated products with improved performance and increased functionality. We aim to grow our revenue and expand our margins by enabling customers to transition from previously deployed 10 Gbps and 40 Gbps solutions to our 100 Gbps and 400 Gbps modules and demonstrate the value proposition to the growing number of metro and inter-data center network equipment designers and manufacturers. Our ability to maintain our current revenue levels and sustain our gross margins will depend, in part, upon our continued sales of our newer, more integrated and higher performance products, and our quarterly results of operations can be significantly impacted by the mix of products sold during the period.
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
Customer Concentration.    During 2017, 2016 and 2015, our five largest customers in each period (which differed by period) accounted for 70%, 78%, and 74% of our revenue, respectively. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, annual and semi-annual pricing reductions and pricing discounts to large volume customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales and the mix of products sold to large volume customers.
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
Cost of Revenue
Our cost of revenue is comprised primarily of the costs of procuring goods from our contract manufacturers and other suppliers. In addition, cost of revenue includes assembly, test, quality assurance, warranty and logistics-related fees, impacts of manufacturing yield, depreciation, general overhead costs and costs associated with excess and obsolete inventory.
Personnel-related expenses include salaries, benefits and stock-based compensation, as well as consulting fees for those personnel engaged in the management of our contract manufacturers, new product manufacturing activities, logistical support, manufacturing and test engineering and supply chain management.
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, sales of more highly integrated products, target end markets for our products, pricing due to competitive pressure and favorable and unfavorable changes in production costs, including global demand for electronic components used in our products. As some products mature and unit volumes increase, the average selling prices of those products may decline. These declines often coincide with improvements in manufacturing yields and lower wafer, component, assembly and test costs, which lower production costs and may offset some of the margin reduction that results from lower selling prices. We anticipate that our newer modules, which integrate our silicon PIC, will contribute higher gross profit over time than some of our older products, because the integration of our silicon PIC into these products eliminates the need for us to purchase several high-cost discrete components for the same level of functionality, thus improving margins on these products. In addition, we have shifted the manufacturing of the majority of our high volume products to contract manufacturers located in lower-cost regions, which generally decreases the cost of the manufacturing of these products and correspondingly improves margins. However, the current U.S. President, members of his Administration, and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the United States or other adverse consequences on companies importing certain goods into the United States. Since we rely primarily upon non-U.S. manufacturers to make our products, such steps, if adopted, could make our products more expensive and less competitive in the U.S. market. There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing our high volume products and decrease our margins will not be enacted.  See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations” for further information.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing, customer service, technical support, and general and administrative activities, as well as the costs of legal and other professional services expenses, trade shows, marketing programs, promotional materials, bad debt expense, facilities, general liability insurance and travel. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars primarily due to our continued efforts to expand our business.

Other Income (Expense), Net
Other income (expense), net consists of interest income earned on our cash and investment balances, foreign currency transaction gains and losses, and, until our 2016 initial public offering, losses on the revaluation of our redeemable convertible preferred stock warrant liability. To date, we have not utilized derivatives to hedge our foreign exchange risk as we believe the risk to be immaterial to our results of operations. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
Provision (Benefit) for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws and interpretations of those laws. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the U.S. Internal

Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—The final determination of our income tax liability may be materially different from our income tax provision” for further information.
Results of Operations
The following tables set forth the components of our consolidated income statements for each of the periods presented and as a percentage of revenue for those periods.  The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Income Statement Data:
Revenue	$385,166	$478,412	$239,056
Cost of revenue(1)	217,326	257,425	145,350
Gross profit	167,840	220,987	93,706
Operating expenses:
Research and development(1)	92,027	75,696	38,645
Sales, general and administrative(1)	38,807	27,676	13,124
(Gain) loss on disposal of property and equipment	(47)	25	—
Total operating expenses	130,787	103,397	51,769
Income from operations	37,053	117,590	41,937
Total other income (expense), net	3,250	(2,969)	(2,132)
Income before provision (benefit) for income taxes	40,303	114,621	39,805
Provision (benefit) for income taxes	1,795	(16,956)	(715)
Net income	$38,508	$131,577	$40,520

(1)	Stock-based compensation included in the consolidated income statement data was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$1,993	$1,629	$75
Research and development	14,150	12,347	561
Sales, general and administrative	7,230	6,769	189
Total stock-based compensation	$23,373	$20,745	$825

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	56%	54%	61%
Gross profit	44%	46%	39%
Operating expenses:
Research and development	24%	16%	16%
Sales, general and administrative	10%	6%	5%
(Gain) loss on disposal of property and equipment	—	—	—
Total operating expenses	34%	22%	22%
Income from operations	10%	25%	18%
Total other income (expense), net	1%	(1)%	(1)%
Income before provision (benefit) for income taxes	10%	24%	17%
Provision (benefit) for income taxes	—%	(4)%	—%
Net income	10%	28%	17%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue
Revenue and the related changes during the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Revenue	$385,166	$478,412	$(93,246)	(19)%

Revenue decreased by $93.2 million, or 19%, to $385.2 million in the year ended December 31, 2017 from $478.4 million in the year ended December 31, 2016. The decrease was primarily due to a $157.3 million decrease in revenue from sales of products within our 100 Gbps product family. This decrease in revenue was partially offset by a $34.7 million increase in revenue from sales of products within our 400 Gbps product family and a $29.4 million increase in revenue from sales of products within our 200 Gbps product family.
Our product sales based on the geographic region of our customers’ delivery location, which in certain instances may be the location of a contract manufacturer rather than our end customer, are as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2017	Total Revenue	December 31, 2016	Total Revenue	$	%
	(dollars in thousands)
Americas	$62,992	16%	$92,452	19%	$(29,460)	(32)%
EMEA	102,112	27%	147,548	31%	(45,436)	(31)%
APAC	220,062	57%	238,412	50%	(18,350)	(8)%
Total revenue	$385,166	100%	$478,412	100%	$(93,246)	(19)%

Americas
Revenue from product sales to customers with ship-to locations in the Americas decreased by $29.5 million, or 32%, to $63.0 million in the year ended December 31, 2017 from $92.5 million in the year ended December 31, 2016. The decrease was primarily due to a $28.8 million decrease in such sales of products within our 100 Gbps product family and a $10.0 million decrease in such sales of products within our 400 Gbps product family, partially offset by a $9.4 million increase in such sales of products within our 200 Gbps product family.

Europe, the Middle East and Africa
Revenue from product sales to customers with ship-to locations in Europe, the Middle East and Africa, or EMEA, decreased by $45.4 million, or 31%, to $102.1 million in the year ended December 31, 2017 from $147.5 million in the year ended December 31, 2016. The decrease was primarily due to a $56.7 million decrease in such sales of products within our 100 Gbps product family. This decrease was partially offset by a $7.2 million increase in such sales of products within our 400 Gbps product family and a $4.1 million increase in such sales of products within our 200 Gbps product family.
Asia Pacific
Revenue from product sales to customers with ship-to locations in the Asia Pacific region, or APAC, decreased by $18.4 million, or 8%, to $220.1 million in the year ended December 31, 2017 from $238.4 million in the year ended December 31, 2016. The decrease was primarily due to a $71.8 million decrease in such sales of products within our 100 Gbps product family, partially offset by a $37.6 million increase in such sales of products within our 400 Gbps product family and a $15.9 million increase in such sales of products within our 200 Gbps product family.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$217,326	$257,425	$(40,099)	(16)%
Gross profit percentage	43.6%	46.2%

Cost of revenue decreased $40.1 million, or 16%, to $217.3 million in the year ended December 31, 2017 from $257.4 million in the year ended December 31, 2016. The decrease was mainly due to decreased sales volumes.
Our gross profit percentage decreased to 43.6% in the year ended December 31, 2017 compared to 46.2% in the year ended December 31, 2016. The decrease was primarily due to increased costs related to the quality issue at one of our manufacturers, as described in Note 11, Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, or Quality Issue, as well as the impact of fixed costs relative to the current period revenue volume and continued investments in future technologies.
Research and Development

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$92,027	$75,696	$16,331	22%

Research and development expense increased $16.3 million, or 22%, to $92.0 million in the year ended December 31, 2017 from $75.7 million in the year ended December 31, 2016, due to a $14.8 million increase in personnel-related and other costs mainly attributable to hiring of additional engineers and quality personnel, and a $3.2 million increase in depreciation expense as we continue investing in future technologies. These increases were partially offset by a $1.7 million decrease related to the timing of our prototype development projects.
Sales, General and Administrative

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales, general and administrative	$38,807	$27,676	$11,131	40%

Sales, general and administrative expenses increased $11.1 million, or 40%, to $38.8 million in the year ended December 31, 2017 from $27.7 million in the year ended December 31, 2016, due to a $6.4 million increase in personnel-related and other costs to support our growth and the continued requirements of being a public company, and a $4.6 million increase in professional services expense, which was primarily attributable to increased legal expenses.
Other Income (Expense), Net

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Total other income (expense), net	$3,250	$(2,969)	$6,219	(209)%

Total other income, net was $3.3 million during the year ended December 31, 2017, as compared to other expense, net of $3.0 million in the year ended December 31, 2016. During the year ended December 31, 2017, other income, net was mainly comprised of interest income from marketable securities of $3.4 million. During the year ended December 31, 2016, other expense, net, was mainly comprised of a $3.4 million loss from revaluation of our preferred stock warrant liability. The preferred stock warrants were converted to common stock warrants during the second quarter of 2016 and as a result, there was no fair value adjustment during the year ended December 31, 2017.
Provision (Benefit) for Income Taxes

	Year Ended December 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Provision (benefit) for income taxes	$1,795	$(16,956)	$18,751	(111)%
Effective tax rate	4%	(15)%		19%
The provision for income taxes for the year ended December 31, 2017 was $1.8 million compared to a benefit from income taxes of $17.0 million for the year ended December 31, 2016. Approximately 80% of our revenues are derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the years ended December 31, 2017 and 2016 was generated internationally in jurisdictions with lower tax rates than the U.S. federal rate. Despite this, the increase in our effective tax rate of 19% primarily resulted from the impact of U.S. tax reform including the one-time transition tax on such earnings of certain foreign subsidiaries that were previously tax-deferred and the re-measurement of deferred tax assets and liabilities to the new U.S. federal corporate tax rate of 21%. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
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
Revenue and the related changes during the year ended December 31, 2016 and 2015 were as follows:

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
Our product sales based on the geographic region of our customers’ delivery location, which in certain instances may be the location of a contract manufacturer rather than our end customer, are as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2016	Total Revenue	December 31, 2015	Total Revenue	$	%
	(dollars in thousands)
Americas	$92,452	19%	$46,624	20%	$45,828	98%
EMEA	147,548	31%	103,150	43%	44,398	43%
APAC	238,412	50%	89,282	37%	149,130	167%
Total revenue	$478,412	100%	$239,056	100%	$239,356	100%

Americas
Revenue from product sales to customers with ship-to locations in the Americas increased by $45.8 million, or 98%, to $92.5 million in the year ended December 31, 2016 from $46.6 million in the year ended December 31, 2015. The increase was primarily due to a $24.8 million increase in such sales of products within our 100 Gbps product family and a $21.0 million increase in such sales due to the introduction of new products in our 400 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with ship-to locations in Europe, the Middle East and Africa, or EMEA, increased by $44.4 million, or 43%, to $147.5 million in the year ended December 31, 2016 from $103.2 million in the year ended December 31, 2015. The increase was primarily due to a $38.4 million increase in such sales of products within our 100 Gbps product family and a $7.6 million increase in such sales due to the introduction of new products in our 400 Gbps product family. These increases in revenue were partially offset by a $1.6 million decrease in revenue from such sales of products within our 40 Gbps product family, which reached end-of-life in the fourth quarter of 2015, as customers migrated to new product family offerings.
Asia Pacific
Revenue from product sales to customers with ship-to locations in the Asia Pacific region, or APAC, increased by $149.1 million, or 167%, to $238.4 million in the year ended December 31, 2016 from $89.3 million in the year ended December 31, 2015. The increase was primarily due to a $94.1 million increase in such sales of products within our 100 Gbps product family and a $55.0 million increase in such sales due to the introduction of new products in our 400 Gbps product family.
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
(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(16,956)	$(715)	$(16,241)	2,271%
Effective tax rate	(15)%	(2)%		(13)%
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
Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$67,495	$206,402	$27,610
Marketable securities	297,115	104,004	—
Working capital	361,621	381,707	55,147
Net cash provided by operating activities	63,523	101,214	22,450
Net cash used in investing activities	(207,907)	(121,491)	(12,116)
Net cash provided by (used in) financing activities	5,477	199,069	(3,847)

Since 2014, we have funded our operations primarily through cash generated from operations. In May 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million. In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million. As of December 31, 2017, we had cash and cash equivalents totaling $67.5 million, marketable securities of $297.1 million and accounts receivable of $86.6 million.
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
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, loss on the change in fair value of our preferred stock warrant liability, deferred income taxes and other non-cash charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $63.5 million in the year ended December 31, 2017, as compared to $101.2 million in the year ended December 31, 2016. The decrease of $37.7 million was primarily due to a $93.1 million decrease in net income and a $3.4 million decrease in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, which was partially offset by a $58.8 million increase in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an $88.4 million increase in cash due to the timing of accounts receivable collections in the fourth quarter of 2017, a $21.0 million increase in cash due to the timing of payments of income taxes, a $5.8 million increase in cash due to deferred revenue related to the timing of shipments at the end of 2017 and a $3.8 million increase in cash due to the timing of prepaids and other assets. These increases were partially offset by a $33.1 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities, and a $26.8 million decrease in cash due to an increased inventory balance as compared to December 31, 2016.
Net cash provided by operating activities was $101.2 million in the year ended December 31, 2016, as compared to $22.5 million in the year ended December 31, 2015. The increase of $78.8 million was primarily due to a $91.1 million increase in net income, a $24.6 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, and a $36.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $43.7 million decrease in cash due to the timing of accounts receivable collections in the fourth quarter of 2016, a $16.0 million decrease in prepaid expense and other assets, a $10.5 million decrease in deferred revenue due to the timing of shipments at the end of 2016, and a $1.6 million decrease related to restricted cash deposits held in escrow to fund future tenant improvements, partially offset by a $19.0 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a $9.2 million increase in cash due to a decreased inventory balance as compared to December 31, 2015, and a $6.0 million increase related to deferred product costs due to the timing of shipments at the end of 2016.
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
Net cash used in investing activities in the year ended December 31, 2017 was $207.9 million, as compared to $121.5 million in the year ended December 31, 2016. The increase was primarily due to the investment of an additional $89.7 million, net, into marketable securities during the year ended December 31, 2017, partially offset by a $3.1 million decrease in property and equipment purchases.
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
Financing Activities
Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs and, in prior years, repayments of short- and long-term borrowings. In 2016, our financing activities also included payment of taxes on behalf of our employees related to the net share settlement of RSUs. During the fourth quarter of 2016, we began requiring our employees to sell a portion of the shares they receive upon the vesting of RSUs in order to cover any required tax withholdings, referred to as sell-to-cover, rather than our previous approach of net share settlement. The transition was completed in November 2016. As a result, we do not expect tax withholdings payments related to the net share settlement of RSUs to be a material use of cash in future periods.
Net cash provided by financing activities during the year ended December 31, 2017 was $5.5 million, as compared to $199.1 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash provided by financing activities was mainly attributable to $5.7 million of proceeds from the issuance of common stock under stock-based compensation plans. During the year ended December 31, 2016, cash provided by financing activities was mainly attributable to the completion of our IPO and follow-on offerings in which we received aggregate proceeds of $214.6 million, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $5.5 million. In addition, during the year ended December 31, 2016, we paid $14.6 million for employee withholding tax obligations related to the distribution of vested RSUs on a net settlement basis. During the year ended December 31, 2015, the net cash used in financing activities of $3.8 million was primarily for the advanced repayment of principal on our long-term debt obligation.

Contractual Obligations and Commitments
Our principal commitments consist of purchase obligations, operating lease payments for our facilities and income taxes payable as a result of tax legislation enacted in December 2017. The following table summarizes these contractual obligations at December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$21,092	$3,371	$6,641	$5,687	$5,393
Purchase obligations (2)	62,800	62,800	—	—	—
Income taxes payable (3)	21,034	—	3,656	3,656	13,722
Unrecognized tax benefits (4)	2,286	—	—	—	—
Total	$107,212	$66,171	$10,297	$9,343	$19,115

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2021. Several of our lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $1.3 million, and $0.9 million, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2017, are as follows (in thousands):

Amounts
2018	$3,371
2019	3,306
2020	3,335
2021	3,245
2022	2,442
Thereafter	5,393
Total	$21,092
As of December 31, 2017, we were committed to expend approximately $1.1 million for additional construction build-out at the Massachusetts facility.

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

(3)
Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred upon enactment of the U.S. Tax Cuts and Jobs Act, or the Act, in December 2017. The Act allows the tax liability to be paid on an installment basis over eight years.

(4)
We had $4.5 million of uncertain tax positions as of December 31, 2017. Included in the balance of unrecognized tax benefits as of December 31, 2017 are $2.3 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Letters of Credit

As of December 31, 2017, we had outstanding letters of credit of $0.8 million issued to cover the security deposits on the leases of the Maynard, Massachusetts, and the Holmdel, New Jersey facilities.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our reported revenue, results of operations and net income, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. As the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
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
A limited number of revenue arrangements with our customers include more than one element and require the application of Accounting Standards Codification, or ASC, 605-25, Revenue Recognition—Multiple Element Arrangements. Arrangement consideration is allocated to each element with standalone value based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy. We determine the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 1% of our total revenue during the years ended December 31, 2017, 2016 and 2015.
Inventories
Inventories mainly consist of raw materials and finished goods which are purchased from contract manufacturers and other suppliers. Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Our assessment of net realizable value requires the use of estimates, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchases, and are consistent with revenue forecast assumptions. If our demand forecast is greater than actual demand, we may be required to record an excess inventory charge reflected in cost of goods sold, which would decrease gross profit. Any excess or obsolete inventory write-downs taken establish a new cost basis for the underlying inventory and cannot be reversed if there are subsequent increases in our demand forecast. If we are later able to sell such inventory, any related reserves would be reversed in the period of sale.
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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Some sources of future taxable income are objective while others involve subjective assessments. Assessing subjective income sources involves a review of our capability and willingness to implement certain tax planning strategies that will generate future taxable income and an assessment of our experience in forecasting future taxable income. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, and the weight of that evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment and other factors.
As of each reporting date, our management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. If we determine that our assessments on all or a portion of the deferred tax assets will change in a future period, we will record material adjustments to the provision for income taxes in that period. Based on the available objective evidence, at December 31, 2017, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $41.9 million are realizable, and therefore, adjusted the valuation allowance accordingly to $1.4 million.
The U.S. Tax Cuts and Jobs Act, or the Act, was enacted on December 22, 2017. Among other changes, this legislation: (1) reduces the U.S. federal corporate tax rate from 35% to 21%; (2) requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred; (3) creates new taxes on certain foreign sourced earnings; (4) provides a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) includes a new provision designed to currently tax certain global intangible low-taxed income, or GILTI, of controlled foreign corporations, which allows for the possibility of using foreign tax credits, or FTCs, and a deduction of up to 50% to reduce this income tax liability (subject to some limitations); (6) provides limitations on the use of FTCs to reduce the U.S. income tax liability; and (7) provides limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80% of taxable income. Accounting Standard Codification, or ASC, 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the legislation’s enactment. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of this legislation; however, we have made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $31.4 million under SAB 118, which is included as a component of the income tax provision.
As a result of the “deemed distributions” under the Act, the impact of GILTI on our future foreign earnings and the lack of certain foreign governments’ withholding tax imposed on dividends, we no longer take the position that these foreign earnings are permanently reinvested. For all other foreign operating subsidiaries, we continue to take the position that earnings are permanently reinvested.
Stock-Based Compensation
We recognize compensation expense for equity awards based on the grant date fair value of the award.  For equity awards that vest based on a service condition, which constitute the majority of our outstanding equity awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.  When an equity award contains both performance and service conditions, we recognize stock-based compensation expense utilizing the accelerated attribution method.
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
The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2016 and 2015. No stock options were granted in the year ended December 31, 2017.

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.2% - 1.6%	1.6% - 1.9%
Expected dividend yield	None	None
Expected volatility	59.5% - 60.0%	59.4% - 70.8%
Expected term (in years)	6.3	6.3 - 6.5

In addition to the assumptions used in the Black-Scholes option-pricing model, prior to the adoption of Accounting Standards Update, or ASU, 2016-09, we estimated a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate was based on an analysis of our actual forfeitures. Changes in an estimated forfeiture rate can have a significant effect on stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. However, upon the adoption of ASU 2016-09 during the second quarter of 2016, we no longer estimate a forfeiture rate. Rather, we account for forfeitures as they occur.
We will continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially affect our future stock-based compensation expense to the extent we grant future stock option awards.
Stock-based compensation is measured using the fair value of our common stock on the grant date for time-vested RSUs. During the year ended December 31, 2016, we granted 200,000 RSUs to executives which had a market condition, or market-based RSUs. These market-based RSUs vested upon achievement of specific stock price targets which were achieved during 2016. During the year ended December 31, 2017, we granted 461,000 RSUs to executives which have a market condition and a performance condition in addition to a service condition, or PRSUs.  The number of PRSUs that are subject to the service condition is determined based on the achievement of a stock price objective, which is the market condition, and a revenue growth objective, which is the performance condition, over a two-year period running from January 1, 2017 through December 31, 2018.
Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of the market-based RSUs and PRSUs. We calculate the grant-date fair value of market-based RSUs and PRSUs using the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market or performance conditions stipulated in the award grant and calculates the fair market value for the market-based RSUs and PRSUs granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market or performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We use the historical volatility of multiple peer companies to determine volatility input in the Monte Carlo simulation model. For the PRSUs, we also estimate the fair value of the PRSUs using management’s best estimate of whether it is probable or not probable that the revenue growth objective will be satisfied using the most currently available projections of future revenue performance, which is reassessed at each reporting period.

The expense related to the market-based RSUs was fully recognized in the year ended December 31, 2016 when the market conditions were achieved. We recognize the expense related to the PRSUs on an accelerated basis over the vesting period of four years. See Note 9, Stock Compensation Plans, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to these market-based RSUs and PRSUs.
Recent Accounting Pronouncements
Refer to Note 3, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, repurchase agreements, commercial paper, certificates of deposit, asset-backed securities, U.S. government securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the consolidated income statements unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the year ended December 31, 2017. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro, but these expenses are immaterial compared to our overall expenses. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. In addition, the functional currency of all of our entities is the U.S. dollar.  Accordingly, we have limited exposure to foreign currency exchange rates. During the years ended December 31, 2017 and December 31, 2016, we recorded foreign currency transaction losses of $0.2 million and $0.1 million, respectively. During the year ended December 31, 2015, we recorded foreign currency transaction gains of $0.2 million. These foreign currency transaction gains and losses have been recorded as a component of “other (expense) income” in our consolidated income statements. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. To date, we have not entered into any foreign currency exchange contracts. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Acacia Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated income statements, statements of comprehensive income, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2018

We have served as the Company’s auditor since 2014.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$67,495	$206,402
Marketable securities	211,933	104,004
Accounts receivable	86,602	108,127
Inventory	62,232	31,681
Prepaid expenses and other current assets	18,817	12,076
Deferred product costs	168	85
Total current assets	447,247	462,375
Marketable securities - long term	85,182	—
Restricted cash	—	1,630
Property and equipment, net	28,175	25,124
Deferred tax asset	41,901	23,533
Other assets	8,745	4,274
Total assets	$611,250	$516,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,819	$49,430
Accrued liabilities	37,234	29,863
Deferred revenue	573	1,375
Total current liabilities	85,626	80,668
Income taxes payable	21,034	—
Other long-term liabilities	2,540	1,473
Total liabilities	109,200	82,141

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 150,000 shares authorized at December 31, 2017 and 2016; 39,606 and 37,998 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	4
Additional paid-in capital	324,944	295,893
Accumulated other comprehensive loss	(320)	(16)
Retained earnings	177,422	138,914
Total stockholders' equity	502,050	434,795
Total liabilities and stockholders' equity	$611,250	$516,936

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$385,166	$478,412	$239,056
Cost of revenue	217,326	257,425	145,350
Gross profit	167,840	220,987	93,706
Operating expenses:
Research and development	92,027	75,696	38,645
Sales, general and administrative	38,807	27,676	13,124
(Gain) loss on disposal of property and equipment	(47)	25	—
Total operating expenses	130,787	103,397	51,769
Income from operations	37,053	117,590	41,937
Other income (expense), net:
Interest income (expense), net	3,389	453	(135)
Change in fair value of preferred stock warrant liability	—	(3,361)	(2,154)
Other (expense) income	(139)	(61)	157
Total other income (expense), net	3,250	(2,969)	(2,132)
Income before provision (benefit) for income taxes	40,303	114,621	39,805
Provision (benefit) for income taxes	1,795	(16,956)	(715)
Net income	38,508	131,577	40,520
Accretion of redeemable convertible preferred stock	—	(1,722)	(4,353)
Undistributed earnings attributable to participating securities	—	(34,571)	(28,570)
Net income attributable to common stockholders - basic and diluted	$38,508	$95,284	$7,597
Net income per share attributable to common stockholders:
Basic	$0.99	$3.77	$1.18
Diluted	$0.92	$3.22	$0.91
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	38,920	25,307	6,429
Diluted	41,690	29,585	8,311

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$38,508	$131,577	$40,520
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $118 and $11 for the years ended December 31, 2017 and 2016, respectively	(304)	(16)	—
Comprehensive income	$38,204	$131,561	$40,520

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	24,177	$66,427	6,138	$1	$—	$—	$(29,177)	$(29,176)
Accretion of preferred stock issuance costs		80			(80)			(80)
Accretion to redemption value		4,273			(945)		(3,328)	(4,273)
Vesting of restricted common stock			130					—
Exercise of common stock options			401	—	200			200
Stock-based compensation expense					825			825
Net income							40,520	40,520
Balance at December 31, 2015	24,177	$70,780	6,669	$1	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94			(94)			(94)
Accretion to redemption value		1,628			(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2	72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants					6,615			6,615
Issuance of common stock upon public offerings, net of offering costs incurred of $5,515			5,780	1	209,035			209,036
Vesting of restricted common stock			85					—
Exercise of common stock options			622	—	1,286			1,286
Vesting of restricted stock units, net of taxes paid related to net share settlement			356	—	(14,592)			(14,592)
Issuance of common stock upon net exercise of common stock warrants			240	—				—
Common stock issued under employee stock purchase plan			69	—	1,348			1,348
Stock-based compensation expense					20,745			20,745
Unrealized losses on marketable securities, net of tax of $11						(16)		(16)
Net income							131,577	131,577
Balance at December 31, 2016	—	$—	37,998	$4	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock			85					—
Exercise of common stock options			699	—	2,755			2,755
Vesting of restricted stock units			745	—	—			—
Common stock issued under employee stock purchase plan			79	—	2,923			2,923
Stock-based compensation expense					23,373			23,373
Unrealized losses on marketable securities, net of tax of $118						(304)		(304)
Net income							38,508	38,508
Balance at December 31, 2017	—	$—	39,606	$4	$324,944	$(320)	$177,422	$502,050

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,508	$131,577	$40,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,280	9,168	4,576
(Gain) loss on disposal of property and equipment	(47)	25	—
Stock-based compensation	23,373	20,745	825
Deferred income taxes	(18,368)	(12,344)	(11,189)
Other non-cash charges	446	130	80
Change in fair value of preferred stock warrant liability	—	3,361	2,154
Changes in operating assets and liabilities:
Accounts receivable	21,525	(66,867)	(23,205)
Inventory	(30,551)	(3,761)	(12,921)
Prepaid expenses and other current assets	(6,540)	(10,921)	1,144
Deferred product costs	(83)	3,391	(2,580)
Restricted cash	1,630	(1,630)	—
Other assets	(4,535)	(4,003)	(78)
Accounts payable	(2,371)	23,277	11,942
Accrued liabilities	6,957	14,376	6,713
Deferred revenue	(548)	(6,387)	4,073
Income taxes payable	21,034	—	—
Other long-term liabilities	813	1,077	396
Net cash provided by operating activities	63,523	101,214	22,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,112)	(17,254)	(12,110)
Purchases of marketable securities	(436,594)	(118,676)	—
Sales and maturities of marketable securities	242,735	14,525	—
Deposits	64	(86)	(6)
Net cash used in investing activities	(207,907)	(121,491)	(12,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	—	(2,155)
Payment of capital lease obligation	—	(34)	(63)
Deferred financing costs	—	—	(4)
Proceeds from public offerings, net of underwriting discounts and commissions	—	214,551	—
Payment of public offering costs	(201)	(3,490)	(1,825)
Proceeds from the issuance of common stock under stock-based compensation plans	5,678	2,634	200
Employee taxes paid related to net share settlement of restricted stock units	—	(14,592)	—
Net cash provided by (used in) financing activities	5,477	199,069	(3,847)

Effect of exchange rates on cash	—	—	(5)
Net (decrease) increase in cash and cash equivalents	(138,907)	178,792	6,482
Cash and cash equivalents—Beginning of period	206,402	27,610	21,128
Cash and cash equivalents—End of period	$67,495	$206,402	$27,610

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$1,465	$3,099	$7,311
Cash paid for interest	$—	$—	$54

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,742	$1,982	$844
Public offering costs incurred but not yet paid	$—	$200	$215
Property and equipment acquired under capital lease	$—	$—	$96
Accretion of redemption value on redeemable convertible preferred stock	$—	$1,628	$4,273
Accretion of redeemable convertible preferred stock issuance costs	$—	$94	$80
Conversion of redeemable convertible preferred stock into common stock	$—	$72,502	$—
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$—	$6,615	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF THE BUSINESS AND OPERATIONS
Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent optical interconnect products that transform communications networks relied upon by cloud infrastructure operators and content and communication service providers through improvements in performance and capacity and reductions in associated costs. The Company’s products include a family of low-power coherent digital signal processors and silicon photonic integrated circuits which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets. The Company is also developing its AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits (1,200 gigabits) per second and above.
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
2. BASIS OF PRESENTATION
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Acacia Communications, Inc., and its Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue from the sale of its products. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability of the related receivable is reasonably assured. The Company considers delivery of its products to have occurred once title and risk of loss have been transferred. The Company’s products consist of hardware and software that function together to deliver the products’ essential functionality. The Company does not sell its software on a standalone basis.
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
The Company determines the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 1% of the Company’s total revenue during the years ended December 31, 2017, 2016 and 2015.
Deferred Revenue
Deferred revenue represents either advance payments from customers or billings to customers for which the aforementioned revenue recognition criteria have not been met.
Cost of Revenue
The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, shipping costs and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs and depreciation.
Financial Instruments
Cash equivalents include all highly liquid investments with an original maturity of three months or less upon acquisition.  Cash equivalents may consist of bank deposit accounts, money market funds, repurchase agreements, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities.
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
Restricted Cash
The Company had a restricted cash balance at December 31, 2016 of $1.6 million.  The restricted cash balance constituted funds held in escrow to fund future tenant improvements related to the Company’s Maynard, Massachusetts facility which were completed in 2017. Under the terms of the related lease agreement, the Company does not have title to the tenant improvements. Therefore, the Company has recorded a prepaid lease asset which is being amortized over the lease term.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The majority of the Company’s cash and cash equivalents are at two financial institutions and the balances often exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially creditworthy and, accordingly, minimal credit risk exists with respect to those balances.
Marketable securities consist of investments in U.S. Treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. The main objective of the Company’s current investment policy is to preserve capital and maintain liquidity.  The Company seeks to limit the amount of investments in any single issuer.  As a result, the Company believes that, as of December 31, 2017 and 2016, its concentration of credit risk related to marketable securities was not significant.
To minimize credit risk related to accounts receivable, ongoing credit evaluations of customers’ financial condition are performed and the Company maintains allowances for potential credit losses as needed. The Company has determined that no allowance is needed as of December 31, 2017 and 2016, as all accounts receivable balances are expected to be collected.
Inventory
Inventory, which consists of raw materials, work-in-process, and finished goods, is stated at the lower of cost or net realizable value, as determined on a specific cost basis and using the first-in, first-out convention. The Company reduces the carrying value of inventory to its estimated net realizable value for those items that are potentially excess, obsolete or slow moving based on changes in customer demand, technology developments or other economic factors.  Such reductions in the carrying value of inventory are recorded within cost of revenue in the consolidated income statements. Any excess or obsolete inventory write-downs taken establish a new cost basis for the underlying inventory and cannot be reversed if there are subsequent increases in the Company’s demand forecast. If the Company is later able to sell such inventory, any related reserves would be reversed in the period of sale.
Deferred Product Costs
Deferred product costs represent products that have been billed to customers, for which the revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company defers the product costs until recognition of the related revenue occurs.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

Engineering laboratory equipment	3-7 years
Computer software	1-3 years
Computer equipment	3
Furniture and fixtures	3-7 years
Leasehold improvements	Lesser of lease term or life of asset

When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are derecognized from the accounts and the resulting gain or loss is reflected in the consolidated income statements.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their estimated undiscounted future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. No impairments have been recognized for the years ended December 31, 2017, 2016 and 2015.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Refer to Note 11 for additional information regarding warranty activity, including reserves established related to a quality issue at one of the Company’s three contract manufacturers (the “Quality Issue”).

Advertising Costs
The Company expenses advertising costs as incurred. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any advertising expenses.
Research and Development Costs
The Company expenses all research and development costs as incurred. Research and development costs consist primarily of salary and benefit expenses, including stock-based compensation, for employees, costs for contractors engaged in research, design and development activities, costs incurred directly and with support from external vendors, such as outsourced development costs, as well as support costs for prototypes, depreciation, purchased intellectual property, facilities and travel.
Stock-Based Compensation
The Company accounts for share-based payment awards granted to employees at fair value, which is measured using the fair value of the Company’s common stock on the grant date for time-vested restricted stock units, or RSUs. Other input assumptions are used to determine the valuation of performance- or market-based RSU awards, as well as in the Black-Scholes option-pricing model for stock option awards. The measurement date for the fair value of employee awards is the date of grant. For all time-vested awards, stock-based compensation costs are recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.  For awards with performance and service conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method.

Changes in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The Company’s redeemable convertible preferred stock warrants which existed prior to the Company’s IPO required liability classification. At initial recognition, the warrants were recorded at their estimated fair value and subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of total other income (expense), net.  In connection with the Company’s IPO, the warrants converted to common stock warrants and accordingly, the Company remeasured the liability at the time of the IPO and then reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 8 for additional information. As of December 31, 2017 and 2016, there were no longer any warrants outstanding.
Foreign Currency Transactions
The functional currency of the Company’s Subsidiaries is the U.S. dollar. All monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rate on the consolidated balance sheet date. When transactions are required to be paid in the local currency of any Subsidiary, any resulting foreign currency transaction gain or loss is recorded as a component of other (expense) income in the consolidated income statements. To date, foreign currency transaction gain or loss associated with the Company’s Subsidiaries has not been significant. During the years ended December 31, 2017, 2016 and 2015, the Company recorded foreign currency transaction (losses) gains of $(0.2) million, $(0.1) million and $0.2 million, respectively.
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
The Company accrues liabilities for potential payments of tax to various tax authorities related to uncertain tax positions. Liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential uncertainties related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the provision for income taxes. As of December 31, 2017 and 2016, the Company identified $4.5 million and $3.1 million of gross uncertain tax positions, respectively. Included in those balances as of December 31, 2017 and 2016 are $2.3 million and $1.5 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets.

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
Revenue by geographic region, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$60,723	$87,678	$42,263
China	148,431	194,917	86,048
Germany	57,051	114,678	77,850
Thailand	48,016	33,136	2,599
Other	70,945	48,003	30,296
Total revenue	$385,166	$478,412	$239,056

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, for the years ended December 31, 2016 and 2015, $33.1 million and $2.6 million of revenue attributable to Thailand were included within “Other” and have now been reclassified to be presented on a separate line in conformity with the current period presentation.
Total long-lived assets by geographic region consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
United States	$19,065	$14,026
China	1,165	2,235
Thailand	7,065	8,070
Other	880	793
Total long-lived assets	$28,175	$25,124
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2016, approximately $2.2 million of long-lived assets domiciled at a contract manufacturer in China were included within “Other” and have now been reclassified to be presented on a separate line in conformity with the current period presentation, while approximately $0.6 million of long-lived assets domiciled at a contract manufacturer in Canada were separately presented and have now been reclassified to “Other” to be presented on a separate line in conformity with the current period presentation.
Net Income per Share Attributable to Common Stockholders
Up to and including the year ended December 31, 2016, the year in which the IPO occurred, basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considered its redeemable convertible preferred stock to be participating securities. In the event a cash dividend was paid on common stock, the holders of redeemable convertible preferred stock were also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which included contractual participation rights in undistributed earnings, were excluded from the computation of basic and diluted net income per share attributable to common stockholders.
Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity about which changes to terms or conditions of a share-based payment award require modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09, effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, were early adopted by the Company in the third quarter of 2017. The amendments have been applied on a prospective basis to awards modified on or after the adoption date, none of which have occurred to date.
In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date in order to reduce diversity in practice and provide more decision-useful information. The amendments in ASU 2017-08, effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, were early adopted by the Company in the fourth quarter of 2017. There was no impact on the Company’s consolidated financial statements because all of the Company’s callable debt securities held at a premium are already amortized to the earliest call date.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and must be applied using a modified retrospective approach with earlier adoption permitted for annual reporting periods for which financial statements have not yet been issued. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the income statement, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company expects the adoption of ASU 2016-02 will increase both its assets and liabilities presented on its consolidated balance sheets to reflect the right-of-use assets and corresponding lease liabilities, as well as increase its leasing disclosures. The Company is continuing its assessment and review of existing leases, as well as policy and process changes to support the new standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that period. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. Between March and December 2016, the FASB issued several ASUs related to clarification and improvements of Topic 606.
The Company has completed its evaluation of the impact that ASU 2014-09 will have on its consolidated financial statements. As of December 31, 2017, the Company has not identified any accounting changes related to ASU 2014-09 that would materially impact the amount of its reported revenues as, upon adoption, most revenue will continue to be recognized at a point-in-time when control transfers. This is similar to the current revenue recognition model. The Company will adopt this guidance on January 1, 2018, using the modified retrospective adoption method applied to those contracts that were not completed as of that date. As a result of the adoption, the Company will modify its policies to reflect revenue recognition upon transfer of control to the customer in accordance with ASU 2014-09.
4. FINANCIAL INSTRUMENTS
The following table sets forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)
Cash	$43,223	$—	$—	$43,223	$43,223	$—
Money market funds	11,070	—	—	11,070	11,070	—
Repurchase agreements	12,500	—	—	12,500	12,500	—
U.S. treasury bonds	26,316	—	(80)	26,236	—	26,236
Commercial paper	60,623	—	(9)	60,614	—	60,614
Certificates of deposit	34,993	6	(33)	34,966	—	34,966
Asset-backed securities	33,374	1	(53)	33,322	702	32,620
Corporate debt securities	142,960	9	(290)	142,679	—	142,679
Total	$365,059	$16	$(465)	$364,610	$67,495	$297,115
 (1) Losses represent marketable securities that were in loss positions for less than one year.

	December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)
Cash	$81,230	$—	$—	$81,230	$81,230	$—
Money market funds	118,174	—	—	118,174	118,174	—
U.S. treasury bonds	15,017	—	(2)	15,015	—	15,015
Commercial paper	49,673	—	—	49,673	5,997	43,676
Corporate debt securities	46,339	2	(27)	46,314	1,001	45,313
Total	$310,433	$2	$(29)	$310,406	$206,402	$104,004
(1) Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Proceeds from the sales and maturities of marketable securities	$242,735	$14,525
Realized gains	$16	$—
Realized losses	$(2)	$—
The contractual maturities of short-term and long-term marketable securities held at December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$212,137	$211,933	$104,031	$104,004
Due after one year through three years	85,426	85,182	—	—
Total	$297,563	$297,115	$104,031	$104,004
At December 31, 2017, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.  There were no available-for-sale investments as of December 31, 2017 that have been in a continuous unrealized loss position for greater than twelve months.
5. INVENTORY
Inventory consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Raw materials	$32,599	$14,385
Work-in-process	965	3,235
Finished goods	28,668	14,061
Inventory	$62,232	$31,681
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Engineering laboratory equipment	$39,433	$31,096
Computer software	2,281	1,381
Computer equipment	4,380	2,572
Furniture and fixtures	3,041	408
Leasehold improvements	2,282	1,032
Construction in progress	4,591	5,954
Total property and equipment	56,008	42,443
Less: Accumulated depreciation	(27,833)	(17,319)
Property and equipment, net	$28,175	$25,124
Depreciation expense was $12.3 million, $9.2 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Employee-related liabilities	$5,233	$6,235
Outsourced foundry services	95	1,811
Goods and services received not invoiced	12,827	9,024
Accrued income taxes	422	670
Accrued manufacturing related expenses	4,007	5,255
Warranty reserve	8,306	2,158
Other accrued liabilities	6,344	4,710
Total accrued liabilities	$37,234	$29,863
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, repurchase agreements, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities with an original maturity of three months or less.  The Company’s investments in money market funds, repurchase agreements, U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
The fair value of these assets and liabilities measured on a recurring basis was determined using the following inputs as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$11,070	$—	$11,070
Repurchase agreements	—	12,500	—	12,500
U.S. treasury bonds	—	26,236	—	26,236
Commercial paper	—	60,614	—	60,614
Certificates of deposit	—	34,966	—	34,966
Asset-backed securities	—	33,322	—	33,322
Corporate debt securities	—	142,679	—	142,679
Total	$—	$321,387	$—	$321,387

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$118,174	$—	$118,174
U.S. treasury bonds	—	15,015	—	15,015
Commercial paper	—	49,673	—	49,673
Corporate debt securities	—	46,314	—	46,314
Total	$—	$229,176	$—	$229,176

There have been no transfers between fair value measurement levels during the years ended December 31, 2017 and 2016. For certain other financial instruments, including accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Preferred Stock Warrants

Prior to the closing of the Company’s IPO in May 2016, the Company remeasured the fair value of its preferred stock warrants at each balance sheet date. Any changes in fair value were recognized as a component of other income (expense), net in the consolidated income statements. The valuation technique used to measure fair value for the Company’s preferred stock warrants, which were considered Level 3 fair value estimates within the fair value hierarchy, was the Black-Scholes option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrants were the fair value of the Company’s series B and series C preferred stock. The Company also utilized risk-free interest rate, expected dividend yield, expected volatility and expected term as observable inputs in determining the fair value of the preferred stock warrants. There is not a direct interrelationship between the unobservable inputs and the observable inputs.

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Preferred stock warrant liability at beginning of period	$3,254	$1,100
Change in fair value	3,361	2,154
Reclassification of preferred stock warrant liability to additional paid-in capital upon conversion to common stock warrants	(6,615)	—
Preferred stock warrant liability at end of period	$—	$3,254

The warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock upon the closing of the IPO.
9. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the consolidated income statements for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$1,993	$1,629	$75
Research and development	14,150	12,347	561
Sales, general and administrative	7,230	6,769	189
Total stock-based compensation	$23,373	$20,745	$825

The following table summarizes stock-based compensation expense by award type for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$2,614	$2,082	$703
Restricted stock awards	116	105	122
Restricted stock units	19,455	17,862	—
Employee stock purchase plan	1,188	696	—
Total stock-based compensation	$23,373	$20,745	$825

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
The 2016 Equity Incentive Plan (the “2016 Plan”) became effective on May 12, 2016, at which time the Company ceased granting equity awards under the 2009 Plan. The then outstanding equity awards granted under the 2009 Plan remain outstanding, subject to the terms of the 2009 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of restricted awards, or until the awards terminate or expire by their terms. When the 2016 Plan became effective, there were 497,302 remaining shares available for grant under the 2009 Plan which were added to the reserves of the 2016 Plan.
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
The 2016 Plan will terminate ten years from the effective date, unless it is terminated earlier by the board of directors. As of December 31, 2017, there were 2,454,223 shares available for future issuance. The number of shares reserved for issuance under the 2016 Plan will increase automatically on the first day of each January through 2025 equal to the least of (i)

3,600,000 shares of Common Stock, (ii) 4.0% of the outstanding shares on such date and (iii) an amount determined by the Board.  In December 2017, the Board approved a 4.0% increase to the 2016 Plan share pool pursuant to the 2016 Plan’s evergreen provision. A maximum of 6,276,590 shares of the Company’s common stock are authorized for issuance under the 2016 Plan following this increase.
Stock Options
The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.2% - 1.6%	1.6% - 1.9%
Expected dividend yield	None	None
Expected volatility	59.5% - 60.0%	59.4% - 70.8%
Expected term (in years)	6.3	6.3 - 6.5
No stock option awards were issued to employees during the year ended December 31, 2017.
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
Expected Volatility.    Since there was limited trading history associated with the Company’s common stock during the periods indicated above, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry over a period equivalent to the expected term of the stock option grants.
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
A summary of stock option activity under the Company’s equity incentive plans for the year ended December 31, 2017 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,354	$7.10	7.4	$129,288
Granted	—
Exercised	(699)	$3.95		$33,545
Cancelled	(21)	$15.07
Outstanding at December 31, 2017	1,634	$8.34	6.6	$47,356
Vested and expected to vest at:
December 31, 2017	1,634	$8.34	6.6	$47,356
Exercisable at:
December 31, 2017	907	$5.28	5.9	$28,634

As of December 31, 2017 and 2016, there was $4.8 million and $7.6 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 2.2 years and 3.1 years, respectively.
The weighted-average grant date fair value of stock options granted was $11.82 and $4.39 during the years ended December 31, 2016 and 2015, respectively.  No stock options were granted by the Company during the year ended December 31, 2017. The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $33.5 million, $35.0 million and $2.8 million, respectively.
Restricted Stock Units
Prior to the IPO, the Company granted 1.3 million RSUs to employees, directors and executives under the 2009 Plan which vest upon the satisfaction of both a service condition, generally a period of four years, and a performance condition, referred to as the “Performance Awards.” The performance condition was satisfied upon the closing of the Company’s IPO on May 18, 2016. No stock-based compensation expense had been recognized for the Performance Awards prior to the IPO because an IPO is not considered probable until it occurs. In May 2016, the Company began recording stock-based compensation expense based on the grant-date fair value of the Performance Awards using the accelerated attribution method.  During the year ended December 31, 2016, the Company recorded approximately $10.4 million of stock-based compensation expense related to these Performance Awards, including the immediate recognition of approximately $4.9 million of stock-based compensation expense upon closing of the Company’s IPO.
During the year ended December 31, 2016, the Company granted 200,000 RSUs to executives which have a market condition (“market-based RSUs”). The market-based RSUs vest upon achievement of specific stock price targets, provided that if the price targets are not achieved on or prior to May 18, 2020, then such grant shall automatically terminate. The market conditions were achieved in 2016, resulting in the recognition of $3.1 million of stock-based compensation expense related to these RSUs during the year ended December 31, 2016. The Company estimated the fair value of the market-based RSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	1.1%
Expected dividend yield	None
Expected volatility	58.9%
Expected term (in years)	1.4
Grant date fair value of underlying shares	$22.00
During the year ended December 31, 2017, the Company granted 461,000 RSUs to executive officers that include a market condition and a performance condition in addition to a service condition (“PRSUs”).  Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.  The number of PRSUs that are subject to the service condition is determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned PRSUs”).  Thirty-three percent of any Earned PRSUs will vest on the later of (i) March 17, 2019 and (ii) the date that the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018. Thereafter, an additional 33% of the Earned PRSUs will vest on March 17, 2020 and the remaining 34% of the Earned PRSUs will vest on March 17, 2021. Vesting of Earned PRSUs is subject to the applicable officer’s continued provision of services to the Company through the applicable vesting date.  The number of PRSUs that become Earned PRSUs will be determined based on the extent to which the Company achieves (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). If neither the Revenue Growth Objective nor the Stock Price Objective is achieved, none of the PRSUs will become Earned PRSUs. Any PRSUs that do not become Earned PRSUs shall be forfeited once the number of Earned PRSUs is determined by the Compensation Committee after December 31, 2018.
For the PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of four years. The Company estimates the fair value of the PRSUs using management’s best estimate of whether it is probable or not probable that the Revenue Growth Objective will be satisfied using the most currently available projections of future revenue performance, which is reassessed at each reporting period. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated income statements. The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following weighted-average assumptions:

Risk-free interest rate	1.3%
Expected dividend yield	None
Expected volatility	58.3%
Expected term (in years)	1.8
Grant date fair value of underlying shares	$40.38 - $55.02
All other RSUs granted to employees, executives and directors vest upon the satisfaction of a service condition, generally over four years. The cost of RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation expense is recognized on a straight-line basis over the requisite vesting period.
As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock.  Through December 31, 2017, the Company has not settled any vested RSUs with cash.
A summary of the changes in the Company’s RSUs during the year ended December 31, 2017 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,034	$21.09
Granted	1,014	$54.63
Vested	(745)	$20.51
Cancelled	(15)	$30.20
Outstanding at December 31, 2017	2,288	$36.08

At December 31, 2017 and 2016, there was $47.8 million and $32.1 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 2.9 years and 3.4 years, respectively.
Amended and Restated 2016 Employee Stock Purchase Plan
The Company’s board of directors adopted the Amended and Restated 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective on May 18, 2016. As of December 31, 2017, there were 933,345 shares available for future issuance under the 2016 ESPP. The number of shares of common stock reserved for issuance under the 2016 ESPP will increase automatically on the first day of each January through 2026, in an amount equal to the lowest of: (1) 900,000  shares of the Company’s common stock; (2) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors. In December 2017, the Board determined no increase to the ESPP share pool was needed. A maximum of 1,081,047 shares of the Company’s common stock are authorized for issuance under the ESPP Plan following this decision. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. The 2016 ESPP provides for 6-month offering periods beginning on May 1 and November 1 of each year.
On each purchase date, eligible employees purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of the applicable offering period.
The fair value of the awards issued under the 2016 ESPP to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	0.5% - 1.0%	0.4%
Expected dividend yield	None	None
Expected volatility	48.7% - 58.7%	57.3%
Expected term (in years)	0.5	0.5
Preferred Stock
The Company has authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2017, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.
10. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Up to and including the year ended December 31, 2016, the year in which the IPO occurred, basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considered its redeemable convertible preferred stock to be participating securities. In the event a cash dividend was paid on common stock, the holders of preferred stock were also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which included contractual participation rights in undistributed earnings, were excluded from the computation of basic and diluted net income per share attributable to common stockholders.
As a result of the conversion of preferred stock on May 18, 2016, no earnings were allocated to participating securities during the year ended December 31, 2017.
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$38,508	$131,577	$40,520
Less: preferred stock accretion	—	(1,722)	(4,353)
Less: undistributed earnings attributable to participating securities	—	(34,571)	(28,570)
Net income attributable to common stockholders - basic and diluted	$38,508	$95,284	$7,597
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	38,920	25,307	6,429
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants and employee stock purchase plan	2,770	4,278	1,882
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	41,690	29,585	8,311
Net income per share attributable to common stockholders
Basic	$0.99	$3.77	$1.18
Diluted	$0.92	$3.22	$0.91

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	87	46	119
Unvested restricted stock units	425	46	—
Preferred stock warrants	—	—	245
Preferred stock	—	—	24,177
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts, and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2021. Several of the Company’s lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over the lease term on a straight-line basis. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $1.3 million and $0.9 million, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2017, are as follows (in thousands):

Amounts
2018	$3,371
2019	3,306
2020	3,335
2021	3,245
2022	2,442
Thereafter	5,393
Total	$21,092

As of December 31, 2017, the Company was committed to approximately $1.1 million for additional construction build-out at the Maynard facility.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue.
In May 2017, the Company announced a Quality Issue at one of its three contract manufacturers that affected a portion of the units manufactured by the contract manufacturer over approximately four months, which is estimated at approximately 1,300 AC400 units and 5,100 CFP units under warranty. Based on the ongoing evaluation of such units, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs associated with this Quality Issue. These costs are estimated based on the results of testing performed to date, which is ongoing, in addition to yield, fall-out rates and component part recovery cost estimates based on the Company’s historical experience. The Company’s estimates of the Quality Issue costs are subject to further change as customers continue to return potentially impacted units and final testing is performed.
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the consolidated balance sheets, are set forth in the table below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Warranty reserve, beginning of period	$2,158	$763	$508
Provisions made to warranty reserve during the period	16,597	5,058	637
Charges against warranty reserve during the period	(10,449)	(3,663)	(382)
Warranty reserve, end of period	$8,306	$2,158	$763
Legal Contingencies
On January 22, 2016, ViaSat, Inc. filed a suit against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s suit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. The Company is continuing to evaluate ViaSat’s claims, but based on the information available to the Company today, the Company currently believes that this suit will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows. On July 28, 2017, the Company filed a suit against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. Both lawsuits are still pending, and discovery is closed in the 2016 action filed by ViaSat and ongoing in the 2017 action.

In August and September 2017, three purported securities class action complaints were filed in the United States District Court for the District of Massachusetts against the Company and certain of its executive officers (Murugesan Shanmugaraj and John Gavin). The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; and Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017. Each complaint purports to be brought on behalf of an alleged class of those who purchased the Company’s securities between August 11, 2016 and July 13, 2017, and alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. Each complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs.

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

On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated actions. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of the Company’s directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the Company as a nominal defendant. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v.

Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; and Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504). Each complaint generally alleges that that the individual defendants breached fiduciary duties owed to the Company by making or causing the Company to make allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. The complaints also allege that certain individual defendants caused the Company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaints purport to assert derivative claims for violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and/or gross mismanagement, and seek to recover on behalf of the Company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaints seek declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.
The Company intends to engage in a vigorous defense of the class action and derivative lawsuits described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations, and cash flows.

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business or on its consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the years ended December 31, 2017, 2016 and 2015, the Company had not experienced any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded the fair value of these obligations is not material. Accordingly, as of December 31, 2017 and 2016, no amounts have been accrued related to such indemnification provisions.
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
Under the Severance Plan, if the Company terminates an eligible executive’s employment without cause prior to or more than 12 months following the closing of a change in control of the Company, the executive is entitled to (i) continue receiving his or her base salary for a specified period (in the case of the chief executive officer, for 12 months months, and, in the case of all other participants, for nine months months) following the date of termination, (ii) company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for up to 12 months months following the date of termination, and (iii) the amount of any unpaid annual bonus determined by the board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination.
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
Upon the effectiveness of the Severance Plan, the Company would be contingently obligated to make cash payments up to $5.1 million if such events occur.
12. INCOME TAXES
Income Tax Expense
The components of (loss) income before provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(30,030)	$4,305	$38,719
Foreign	70,333	110,316	1,086
Total	$40,303	$114,621	$39,805
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision (benefit)
Federal	$18,174	$(8,090)	$10,074
State	52	53	265
Foreign	1,849	3,414	135
Total current income tax provision (benefit)	$20,075	$(4,623)	$10,474
Deferred income tax benefit
Federal	(14,108)	(5,797)	(5,861)
State	(4,083)	(6,168)	(5,328)
Foreign	(89)	(368)	—
Total deferred income tax benefit	(18,280)	(12,333)	(11,189)
Total income tax provision (benefit)	$1,795	$(16,956)	$(715)
The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other changes, this legislation: (1) reduces the U.S. federal corporate tax rate from 35% to 21%; (2) requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred; (3) creates new taxes on certain foreign sourced earnings; (4) provides a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) includes a new provision designed to currently tax certain global intangible low-taxed income (“GILTI”) of controlled foreign corporations, which allows for the possibility of using foreign tax credits (“FTCs”) and a deduction of up to 50 percent to reduce this income tax liability (subject to some limitations); (6) provides limitations on the use of FTCs to reduce the U.S. income tax liability from GILTI; and (7) provides limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.
As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of this legislation; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $31.4 million under SAB 118, which is included as a component of income tax expense from continuing operations.
The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred from U.S. income taxes. For the Company’s one-time transition tax liability, it recorded a provisional tax expense of $23.3 million for its foreign subsidiaries. The Company has not yet completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.
As a result of the “deemed distributions” under the Act, the impact of GILTI on the Company’s future foreign earnings and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that most of its foreign earnings are permanently reinvested. For all other foreign operating subsidiaries, the Company continues to take the position that earnings are permanently reinvested. The Company recorded a provisional tax expense of $0.9 million for state taxes related to the repatriation of earnings which are no longer considered permanently reinvested. The Company has not yet completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. As of December 31, 2017, there was $7.3 million of cumulative foreign earnings for which U.S. income taxes have not been provided.
The Company also re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was a tax expense of $7.3 million.
Deferred Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets at December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$4,129	$3,726
Net operating loss carryforwards	12,962	5,472
Credit carryforwards	23,249	11,461
Stock-based compensation	3,360	3,950
Depreciation	171	—
Other	332	880
Total deferred tax assets	$44,203	$25,489
Deferred tax liabilities:
Depreciation	—	(1,142)
Stock-based compensation	—	—
Other	(886)	(80)
Total deferred tax liabilities	(886)	(1,222)
Valuation allowance	(1,416)	(734)
Net deferred tax assets	$41,901	$23,533
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

As of December 31, 2017, positive evidence included consolidated three-year cumulative profitability of $194.7 million ($13.0 million for the United States only). Additionally, after implementing a corporate restructuring of its international business in 2015 and determining that sufficient forecasted taxable income of appropriate character is expected to continue in future years, the Company believes the weight of the objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans is sufficient to overcome the weight of any negative evidence. During the year ended December 31, 2017, the Company concluded it is more likely than not that it will realize the benefit of $41.9 million of the Company’s net deferred tax assets. As a result, the Company continues to maintain a partial valuation allowance of $1.4 million against its U.S. deferred tax assets, which include federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state and foreign credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits. Management will continue to assess the applicability of a valuation allowance at each reporting period.
As of December 31, 2016, positive evidence included consolidated three-year cumulative profitability of $170.9 million ($59.5 million for the United States only). Additionally, the Company’s objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans was sufficient to overcome the weight of any negative evidence. During the year ended December 31, 2016, the Company concluded it is more likely than not that it will realize the benefit of $23.5 million of the Company’s net deferred tax assets. As a result, the Company maintained a partial valuation allowance of $0.7 million against its U.S. deferred tax assets, which included federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits.
As of December 31, 2015, based on its assessment of the realizability of its deferred tax assets, the Company released substantially all of the valuation allowance maintained against its net U.S. deferred tax assets at the time, which resulted in a tax benefit of $9.9 million and a partial valuation allowance of $0.6 million as of December 31, 2015.
The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

Year Ended December 31,	Beginning Balance	Additions	Reductions	Ending Balance
2015	$10,461	—	(9,907)	$554
2016	$554	180	—	$734
2017	$734	682	—	$1,416

Tax Rate
A reconciliation of the provision (benefit) for income taxes computed at the statutory federal income tax rate to the provision (benefit) for income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
(Decreases) increases resulting from:
Federal tax credits	(15.3)	(4.1)	(9.5)
Change in valuation allowance	1.7	0.2	(24.9)
State tax expense, net of federal benefit	(8.0)	(3.8)	(5.3)
Meals and entertainment	0.4	0.1	0.2
Stock-based compensation expense	(32.9)	(18.0)	0.6
Change in fair value of preferred stock warrants	—	1.0	1.9
Non-deductible interest	—	—	0.1
Domestic production activity deduction	—	—	(2.2)
Change in uncertain tax positions	3.5	1.9	2.4
Change in federal rate due to tax reform	18.0	—	—
Transition tax	57.7	—	—
Foreign rate differential	(55.5)	(31.8)	0.6
Foreign rate inclusion	2.9	4.5	0.2
Other	(3.0)	0.2	(0.9)
Effective income tax rate	4.5%	(14.8)%	(1.8)%
For the year ended December 31, 2017, the Company recorded an income tax provision of $1.8 million, representing an effective tax rate of 4.5%. The effective tax rate differs from the U.S. statutory tax rate primarily as a result of the jurisdictional mix of earnings and losses generated because of state income taxes and certain permanent expenses that are not deductible, stock-based compensation excess tax benefits, federal and state research and development credits and the impact of the Act.
Tax Attributes
As of December 31, 2017, the Company had $41.8 million and $65.2 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. As of December 31, 2017, the Company had $15.9 million and $11.9 million of federal and state research and development and other credit carryforwards, respectively, that expire at various dates through 2037.
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
Accounting for Uncertainty in Income Taxes
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Balance at December 31, 2015	$940
Increases for the tax positions taken during the year	2,138
Balance at December 31, 2016	$3,078
Increases for the tax positions taken during the year	1,426
Balance at December 31, 2017	$4,504

The Company had $4.5 million and $3.1 million of uncertain tax positions during the years ended December 31, 2017 and 2016, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2017 and 2016 are $2.3 million and $1.5 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. There are no material amounts of interest or penalties recognized in the consolidated income statement or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.
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
13. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
A	30%	32%	28%
B	15%	26%	22%
C	11%	*	13%
__________________________________________________________________________________________

*	Less than 10% of revenue in the period indicated
Customers that accounted for equal to or greater than 10% of accounts receivable at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
A	15%	26%
B	10%	19%
C	19%	15%
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers. For the years ended December 31, 2017, 2016 and 2015, total purchases from each of the suppliers was as follows:

	Year Ended December 31,
	2017	2016	2015
W	*	11%	*
X	19%	37%	48%
Y	49%	24%	*
Z	10%	18%	32%
__________________________________________________________________________________________

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world.  During the year ended December 31, 2017 and 2016, the Company incurred 18% and 16% of its total research and development costs with Vendor A, respectively, which were less than 10% of total research and development expense during the year ended December 31, 2015. During the year ended December 31, 2015, the Company incurred 14% of its total research and development costs with Vendor B, which were less than 10% of total research and development expense during the years ended December 31, 2017 and 2016.
14. RETIREMENT PLAN
The Company is the sponsor of a defined contribution savings plan for all qualified employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to contribute a portion of their compensation on a pre-tax basis up to an amount not to exceed the annual statutory limit applicable to each individual participant. The Company is permitted to make discretionary matching contributions to the 401(k) Plan. Total matching contributions during the years ended December 31, 2017, 2016 and 2015 amounted to $1.3 million, $0.8 million and $0.4 million, respectively.
15. RELATED PARTIES
One of the Company’s directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”).  The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $4.5 million, $4.9 million, and $1.6 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
One of the Company’s directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made purchases from MACOM of approximately $0.8 million during the year ended December 31, 2017. The amount of purchases made by the Company from MACOM were immaterial in the year ended December 31, 2016 and amounted to $1.2 million during the year ended December 31, 2015.
16. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2017
	First	Second	Third	Fourth
	(in thousands)
Revenue	$114,667	$78,898	$104,998	$86,603
Cost of revenue	58,367	53,516	58,856	46,587
Gross profit	56,300	25,382	46,142	40,016
Operating expenses:
Research and development	17,728	22,734	27,135	24,430
Sales, general and administrative	8,691	9,368	10,105	10,643
Gain on disposal of property and equipment	—	(47)	—	—
Total operating expenses	26,419	32,055	37,240	35,073
Income (loss) from operations	29,881	(6,673)	8,902	4,943
Total other income, net	407	826	969	1,048
Income (loss) before (benefit) provision for income taxes	30,288	(5,847)	9,871	5,991
(Benefit) provision for income taxes	(5,421)	(10,511)	(8,628)	26,355
Net income (loss)	$35,709	$4,664	$18,499	$(20,364)
Net income (loss) attributable to common stockholders:
Basic	$0.93	$0.12	$0.47	$(0.52)
Diluted	$0.86	$0.11	$0.44	$(0.52)

	2016
	First	Second	Third	Fourth
	(in thousands)
Revenue	$84,489	$116,192	$135,304	$142,427
Cost of revenue	49,083	62,240	72,004	74,098
Gross profit	35,406	53,952	63,300	68,329
Operating expenses:
Research and development	15,414	21,839	18,915	19,528
Sales, general and administrative	4,054	8,649	7,541	7,432
Loss on disposal of property and equipment	—	—	—	25
Total operating expenses	19,468	30,488	26,456	26,985
Income from operations	15,938	23,464	36,844	41,344
Total other income (expense), net	237	(3,647)	166	275
Income before provision (benefit) for income taxes	16,175	19,817	37,010	41,619
Provision (benefit) for income taxes	1,577	2,219	2,122	(22,874)
Net income	$14,598	$17,598	$34,888	$64,493
Net income attributable to common stockholders:
Basic	$0.44	$0.51	$0.97	$1.72
Diluted	$0.30	$0.43	$0.86	$1.55
17. SUBSEQUENT EVENTS

On January 1, 2018, shares issuable under the Company’s 2016 Equity Incentive Plan increased by 1,585,097 shares in accordance with the automatic annual increase provision of such plan.

Effective February 7, 2018, the Company approved awards of time-based RSUs and performance-based RSUs to certain of the Company’s executive officers, including 82,469 time-based RSUs and up to a maximum of 31,367 performance-based RSUs, under the Company’s 2016 Plan. The time-based RSUs vest over a period of four years, subject to each officer’s continued provision of services to the Company through the applicable vesting dates. The performance-based RSUs vest subject to achievement of a performance objective at the end of a three-year period, as determined and certified by the Company’s Compensation Committee. The performance objective is based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group over such period. The performance-based RSUs are further subject to each officer’s continued provision of services to the Company through the applicable vesting dates, except in the case of death or disability where vesting will be pro rated for time worked.

In February 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for approximately $2.0 million. One of the Company’s directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of ADI.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acacia Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 22, 2018

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
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
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

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
(a)(3) Exhibits
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below and are incorporated herein.

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

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.2*	2009 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

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
 Date:  February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj	President, Chief Executive Officer and	February 22, 2018
Director (Principal Executive Officer)

/s/ John F. Gavin
John F. Gavin	Chief Financial Officer	February 22, 2018
(Principal Financial Officer)

/s/ Francis J. Murphy
Francis J. Murphy	Vice President and Corporate Controller	February 22, 2018
(Principal Accounting Officer)

/s/ Vincent Roche
Vincent Roche	Chairman of the Board of Directors	February 22, 2018

/s/ David Aldrich
David Aldrich	Director	February 22, 2018

/s/ Peter Y. Chung
Peter Y. Chung	Director	February 22, 2018

/s/ Benny P. Mikkelsen
Benny P. Mikkelsen	Director	February 22, 2018

/s/ Stan J. Reiss
Stan J. Reiss	Director	February 22, 2018

/s/ John Ritchie
John Ritchie	Director	February 22, 2018

/s/ Eric A. Swanson
Eric A. Swanson	Director	February 22, 2018