Form 10-Q
period 2018-03-31
Acacia Communications, Inc.
filed 2018-05-03
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 27, 2018, the registrant had 40,149,541 shares of common stock issued and outstanding.

ACACIA COMMUNICATIONS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part II, Item 1A below and elsewhere in this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

•
regulatory developments in the United States and foreign countries, including under export control laws or regulations that could continue to impede our ability to sell our products to our customer ZTE Kangxun Telecom Co. Ltd. or any of its affiliates or that could impede our ability to sell our products to other customers in certain foreign jurisdictions, particularly in China;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$85,135	$67,495
Marketable securities - short-term	222,540	211,933
Accounts receivable	74,765	86,602
Inventory	57,156	62,232
Prepaid expenses and other current assets	19,481	18,985
Total current assets	459,077	447,247
Marketable securities - long-term	59,831	85,182
Property and equipment, net	30,426	28,175
Deferred tax asset	45,089	41,901
Other assets	8,517	8,745
Total assets	$602,940	$611,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,527	$47,819
Accrued liabilities	42,782	37,234
Deferred revenue	1,360	573
Total current liabilities	78,669	85,626
Income taxes payable	19,205	21,034
Other long-term liabilities	4,857	2,540
Total liabilities	102,731	109,200

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 40,061 and 39,606 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	332,426	324,944
Accumulated other comprehensive loss	(722)	(320)
Retained earnings	168,501	177,422
Total stockholders’ equity	500,209	502,050
Total liabilities and stockholders’ equity	$602,940	$611,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$72,941	$114,667
Cost of revenue	48,870	58,367
Gross profit	24,071	56,300
Operating expenses:
Research and development	24,445	17,728
Sales, general and administrative	14,288	8,691
Total operating expenses	38,733	26,419
(Loss) income from operations	(14,662)	29,881
Other income, net:
Interest income, net	1,354	445
Other expense, net	(71)	(38)
Total other income, net	1,283	407
(Loss) income before benefit from income taxes	(13,379)	30,288
Benefit from income taxes	(4,301)	(5,421)
Net (loss) income	$(9,078)	$35,709
(Loss) earnings per share:
Basic	$(0.23)	$0.93
Diluted	$(0.23)	$0.86
Weighted-average shares used to compute (loss) earnings per share:
Basic	39,836	38,308
Diluted	39,836	41,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(9,078)	$35,709
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of $88 and $15 for the three months ended March 31, 2018 and 2017, respectively	(402)	(36)
Comprehensive (loss) income	$(9,480)	$35,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock				Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2016	37,998	$4	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock	28					—
Exercise of common stock options	341	—	883			883
Vesting of restricted stock units	149	—	—			—
Stock-based compensation expense			4,632			4,632
Unrealized losses on marketable securities, net of tax of $15				(36)		(36)
Net income					35,709	35,709
Balance at March 31, 2017	38,516	$4	$301,408	$(52)	$174,623	$475,983

Balance at December 31, 2017	39,606	$4	$324,944	$(320)	$177,422	$502,050
Adoption of ASU 2014-09, net of tax of $51 (see Note 2)					157	157
Vesting of restricted common stock	21					—
Exercise of common stock options	220	—	968			968
Vesting of restricted stock units	214	—	—			—
Stock-based compensation expense			6,514			6,514
Unrealized losses on marketable securities, net of tax of $88				(402)		(402)
Net loss					(9,078)	(9,078)
Balance at March 31, 2018	40,061	$4	$332,426	$(722)	$168,501	$500,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,078)	$35,709
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,266	2,877
Stock-based compensation	6,538	4,632
Deferred income taxes	(3,239)	(1,490)
Other non-cash charges	45	76
Changes in operating assets and liabilities:
Accounts receivable	11,837	(6,764)
Inventory	5,076	(2,003)
Prepaid expenses and other current assets	(665)	(5,435)
Other assets	208	(3,566)
Accounts payable	(12,105)	(11,533)
Accrued liabilities	5,527	1,790
Deferred revenue	3,358	211
Income taxes payable	(1,829)	—
Other long-term liabilities	121	356
Net cash provided by operating activities	9,060	14,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,704)	(5,608)
Purchases of marketable securities	(73,534)	(116,652)
Sales and maturities of marketable securities	87,830	38,900
Deposits	20	—
Net cash provided by (used in) investing activities	7,612	(83,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of public offering costs	—	(188)
Proceeds from the issuance of common stock under stock-based compensation plans	968	883
Net cash provided by financing activities	968	695

Net increase (decrease) in cash, cash equivalents and restricted cash	17,640	(67,805)
Cash, cash equivalents and restricted cash—Beginning of period	67,495	208,032
Cash, cash equivalents and restricted cash—End of period	$85,135	$140,227

Supplemental cash flow disclosures:
Refunds received for income taxes, net	$(72)	$(134)

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,555	$1,147
Public offering costs incurred but not yet paid	$—	$13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acacia Communications, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS
 Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. The Company’s products include a family of low-power coherent digital signal processors and silicon photonic integrated circuits that it has integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets. The Company is also developing its AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits (1,200 gigabits) per second and above.
The Company is headquartered in Maynard, Massachusetts, and has established wholly-owned subsidiaries in North America, Europe and Asia as part of the Company’s global expansion.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements include the accounts of Acacia Communications, Inc. and its Subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. For further information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 22, 2018. There have been no significant changes in the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2018, its condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017, its condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2018 and 2017, and its condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to these three-month periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2017, $0.2 million of deferred product costs have now been included within “Prepaid expenses and other current assets” on the condensed consolidated balance sheet, and for the three months ended March 31, 2017, the $0.2 million increase in deferred product costs has now been included within the increase in “Prepaid expenses and other current assets” on the condensed consolidated statement of cash flows.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition (“ASC 605”) and affects any entity that enters into contracts with customers to transfer goods and services. On January 1, 2018, the Company adopted ASC 606 and all related amendments for all contracts not completed as of the adoption date using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In accordance with ASC 606, the Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.
Revenue for product sales is recognized at the point in time when control transfers to the Company’s customers, which is generally when products are shipped from the Company’s manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered to be fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. See Note 3 for further disclosures and detail regarding revenue. As the impact of ASC 606 is not material to the Company, there is no pro-forma disclosure presented as of and for the quarter ended March 31, 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its results of operations on an ongoing basis.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and were adopted by the Company in the first quarter of 2018. The amendments in ASU 2016-16 have been applied using a modified retrospective approach. As the Company has not had any intra-entity transfers of assets in such period other than inventory, there is no impact from the adoption of this standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that the statement of cash flows explain the change in total cash, cash equivalents and restricted cash. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted the amendments in ASU 2016-18 in the first quarter of 2018 using a retrospective transition method. Other than the revised statement of cash flows presentation of restricted cash in the prior period presented, which was immaterial, the adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2017. There is no impact to the cash flow statement for the three months ended March 31, 2018 as there was no restricted cash balance as of the beginning or end of the period.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the statement of operations, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company expects the adoption of ASU 2016-02 will increase both its assets and liabilities presented on its condensed consolidated balance sheets to reflect the right-of-use assets and corresponding lease liabilities, as well as increase its leasing disclosures. The Company is continuing its assessment and review of existing leases, as well as policy and process changes to support the new standard.
3. REVENUE
The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information is accounted for in accordance with the previous revenue guidance, ASC 605, and has not been restated. Revenue recognized prior to the effective date is accounted for in accordance with the accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following are the policies the Company has applied beginning January 1, 2018.
The Company generates all of its revenue from contracts with customers. The Company considers customer purchase orders, which in many cases are governed by master purchasing agreements, to be contracts with customers. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as services, extended warranties or other material rights. As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs upon shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment from the customer and when physical possession, legal title and risks and rewards of ownership have transferred to the customer. The Company also considered certain customer contracts that include acceptance clauses, but has concluded that delivery to the customer’s named location is the point at which the customer is able to direct the use of and obtain substantially all of the remaining benefits from the asset, and therefore the acceptance is considered a formality that does not impact the timing of revenue recognition.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, the Company has elected to use the optional exemption whereby revenues allocated to future shipments of partially completed contracts are not disclosed.
The Company generally provides an assurance warranty that its products will substantially conform to the agreed-upon specifications for 12 to 24 months from the date of shipment. The Company’s liability is limited to the cost of repair or replacement of the defective part. The Company does not consider activities related to such warranties to be a separate performance obligation. The terms and conditions of sale generally do not allow for refunds or product returns other than for warranty repairs.
The Company has a limited number of customer contracts that provide for the performance of services or include multiple performance obligations. Once the Company determines the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied.

A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are typically 30-60 days. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is classified as “deferred revenue.” The opening and closing balances of the Company’s deferred revenue and accounts receivable are as follows (in thousands):

	Balance at Beginning of Period (1/1/18)	(Decrease) / Increase	Balance at End of Period
Three Months Ended March 31, 2018
Accounts Receivable	$86,602	(11,837)	$74,765
Deferred Revenue (Current)	$197	1,163	$1,360
Deferred Revenue (Non-current)	$254	2,196	$2,450
The amounts of revenue recognized in the period that were included in the opening deferred revenue balance was immaterial for the three months ended March 31, 2018. The increase in current and non-current deferred revenue is related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheet.
The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the condensed consolidated balance sheet.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on the geographic region of the Company’s customers’ ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer. Further disaggregation of revenue by geographic country can be found in Note 12.

	Three Months Ended	As a % of
	March 31, 2018	Total Revenue
	(dollars in thousands)
Americas	$9,725	13%
EMEA	27,644	38%
APAC	35,572	49%
Total revenue	$72,941	100%
4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
		Gross Unrealized
			Losses
	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$52,831	$—	$—	$—	$52,831	$52,831	$—
Money market funds	8,907	—	—	—	8,907	8,907	—
Repurchase agreements	13,700	—	—	—	13,700	13,700	—
U.S. treasury bonds	31,346	—	(99)	—	31,247	4,999	26,248
Commercial paper	49,141	—	(29)	—	49,112	—	49,112
Certificates of deposit	49,524	6	(107)	—	49,423	1,700	47,723
Asset-backed securities	40,896	1	(151)	—	40,746	2,998	37,748
Corporate debt securities	122,100	5	(560)	(5)	121,540	—	121,540
Total	$368,445	$12	$(946)	$(5)	$367,506	$85,135	$282,371

	December 31, 2017
		Gross Unrealized		Estimated	Cash and Cash	Marketable
	Amortized Cost	Gains	Losses(1)	Fair Value	Equivalents	Securities
Cash	$43,223	$—	$—	$43,223	$43,223	$—
Money market funds	11,070	—	—	11,070	11,070	—
Repurchase agreements	12,500	—	—	12,500	12,500	—
U.S. treasury bonds	26,316	—	(80)	26,236	—	26,236
Commercial paper	60,623	—	(9)	60,614	—	60,614
Certificates of deposit	34,993	6	(33)	34,966	—	34,966
Asset-backed securities	33,374	1	(53)	33,322	702	32,620
Corporate debt securities	142,960	9	(290)	142,679	—	142,679
Total	$365,059	$16	$(465)	$364,610	$67,495	$297,115

(1)	Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Proceeds from the sales and maturities of marketable securities	$87,830	$38,900
Realized gains	$4	$1
Realized losses	$(2)	$—
 The contractual maturities of short-term and long-term marketable securities held at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$223,179	$222,540	$212,137	$211,933
Due after one year through three years	60,131	59,831	85,426	85,182
Total	$283,310	$282,371	$297,563	$297,115

At March 31, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
5. INVENTORY
Inventory consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$37,195	$32,599
Work-in-process	663	965
Finished goods	19,298	28,668
Inventory	$57,156	$62,232

On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that restricts sales to ZTE Kangxun Telecom Co. Ltd., or ZTE, the Company’s largest customer. As a result, the Company recorded inventory write-offs of $3.9 million in the three months ended March 31, 2018 related to finished goods inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and is now excess inventory due to the Company’s current suspension of sales to ZTE or ZTE’s future demand for product.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Engineering laboratory equipment	$42,763	$39,433
Computer software	2,565	2,281
Computer equipment	4,636	4,380
Furniture and fixtures	3,201	3,041
Leasehold improvements	3,015	2,282
Construction in progress	5,345	4,591
Total property and equipment	61,525	56,008
Less: Accumulated depreciation	(31,099)	(27,833)
Property and equipment, net	$30,426	$28,175
Depreciation expense was $3.3 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Employee-related liabilities	$8,095	$5,233
Outsourced foundry services	1,345	95
Goods and services received not invoiced	8,815	12,827
Accrued manufacturing related expenses	7,648	4,007
Warranty reserve	7,418	8,306
Other accrued liabilities	9,461	6,766
Accrued liabilities	$42,782	$37,234
Due to the denial order against ZTE discussed in Note 5, the Company recorded $3.2 million of accrued manufacturing reserves as of March 31, 2018 related to non-cancellable commitments to purchase inventory that was either designed specifically for ZTE, or had been intended for consumption by ZTE and is now excess inventory due to the Company’s current suspension of sales to ZTE or ZTE’s future demand for product.
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2017, $0.4 million of accrued income taxes have now been reclassified to be included within “Other accrued liabilities” in conformity with the current period presentation.
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, repurchase agreements, U.S. government agency debt securities, certificates of deposit and asset-backed securities with an original maturity of three months or less. The Company’s investments in money market funds, repurchase agreements, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
The fair value of these assets measured on a recurring basis was determined using the following inputs as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$8,907	$—	$8,907
Repurchase agreements	—	13,700	—	13,700
U.S. treasury bonds	—	31,247	—	31,247
Commercial paper	—	49,112	—	49,112
Certificates of deposit	—	49,423	—	49,423
Asset-backed securities	—	40,746	—	40,746
Corporate debt securities	—	121,540	—	121,540
Total	$—	$314,675	$—	$314,675

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$11,070	$—	$11,070
Repurchase agreements	—	12,500	—	12,500
U.S. treasury bonds	—	26,236	—	26,236
Commercial paper	—	60,614	—	60,614
Certificates of deposit	—	34,966	—	34,966
Asset-backed securities	—	33,322	—	33,322
Corporate debt securities	—	142,679	—	142,679
Total	$—	$321,387	$—	$321,387
There were no transfers between fair value measurement levels during the three months ended March 31, 2018 or 2017. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

9. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$521	$442
Research and development	3,788	2,992
Sales, general and administrative	2,229	1,198
Total stock-based compensation	$6,538	$4,632
The following table summarizes stock-based compensation expense by award type for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$601	$666
Restricted stock units	5,595	3,686
Employee stock purchase plan	298	251
Other awards	44	29
Total stock-based compensation	$6,538	$4,632
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2018 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,634	$8.34	6.6	$47,356
Granted	—	$—
Exercised	(220)	$4.40		$7,660
Cancelled	(25)	$11.95
Outstanding at March 31, 2018	1,389	$8.90	6.4	$42,655
Vested at:
March 31, 2018	1,389	$8.90	6.4	$42,655
December 31, 2017	1,634	$8.34	6.6	$47,356
Exercisable at:
March 31, 2018	808	$5.91	5.8	$26,919
December 31, 2017	907	$5.28	5.9	$28,634
As of March 31, 2018 and December 31, 2017, there was $4.1 million and $4.8 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 1.9 years and 2.2 years, respectively.
No stock option awards were issued by the Company during the three months ended March 31, 2018 or 2017.
Restricted Stock Units
During the three months ended March 31, 2018, the Company granted approximately 497,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

During the three months ended March 31, 2018, the Company granted awards covering up to a maximum of 90,808 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	None
Expected volatility	51.4%
Expected term (in years)	2.9
Grant date fair value of underlying shares	$39.02
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
A summary of the changes in the Company’s RSUs during the three months ended March 31, 2018 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,288	$36.08
Granted	588	$43.20
Vested	(214)	$34.69
Cancelled	(11)	$25.92
Outstanding at March 31, 2018	2,651	$37.81
The granted amount includes the 90,808 PRSUs which is the maximum number that were granted to executives during the three months ended March 31, 2018.
As of March 31, 2018 and December 31, 2017, there was $64.8 million and $47.8 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 3.1 years and 2.9 years, respectively.
10. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income	$(9,078)	$35,709
Denominator:
Weighted-average shares used to compute net (loss) income per share - basic	39,836	38,308
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	—	3,346
Weighted-average shares used to compute net (loss) income per share - diluted	39,836	41,654
Net (loss) income per share
Basic	$(0.23)	$0.93
Diluted	$(0.23)	$0.86
The following common stock equivalents (in thousands) were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	1,218	49
Unvested restricted stock units and awards	1,445	152
Employee stock purchase plan	3	—
As discussed further in Note 9, in February 2018, the Company granted a maximum of 90,808 PRSUs to executives that include a market condition and service conditions. An estimate of the number of shares contingently issuable based on average market prices through March 31, 2018 has been included in the antidilutive table above.
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of March 31, 2018, are as follows (in thousands):

Amounts
Remaining 2018	$2,481
2019	3,311
2020	3,339
2021	3,235
2022	2,415
Thereafter	5,393
Total	$20,174

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
In May 2017, the Company announced a quality issue at one of its three contract manufacturers (the “Quality Issue”) that affected a portion of the units manufactured by the contract manufacturer over an approximate four month period, which is estimated at approximately 1,300 AC400 units and 5,100 CFP units under warranty. Based on the ongoing evaluation of such units, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs associated with this Quality Issue. These costs are estimated based on the results of testing performed to date, which is ongoing, in addition to yield, fall-out rates and component part recovery cost estimates based on the Company’s historical experience. The Company’s estimates of the Quality Issue costs are subject to further change as customers continue to return potentially impacted units and final testing is performed.
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty reserve, beginning of period	$8,306	$2,158
Provisions made to warranty reserve during the period	3,463	1,138
Charges against warranty reserve during the period	(4,351)	(1,183)
Warranty reserve, end of period	$7,418	$2,113
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

On October 13, 2017, a fourth purported securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, certain of its directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, John LoMedico, Bhupendra Shah and Christian Rasmussen), certain persons or entities that sold the Company’s common stock in the Company’s October 2016 follow-on public offering, and the underwriters of such offering, captioned Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass). The complaint purports to be brought on behalf of an alleged class of those who purchased the Company’s common stock pursuant to or traceable to the follow-on offering, and alleges that the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by making allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. The complaint seeks, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs.
On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. The proposed amended complaint makes allegations similar to those in the consolidated amended complaint, asserts claims against the Company, certain of its directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie and Vincent Roche), certain entities that sold the Company’s common stock in its October 2016 follow-on public offering, and the underwriters of such offering, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Defendants’ responses to plaintiffs’ motion for leave to amend are due on May 14, 2018.
In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of the Company’s directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the Company as a nominal defendant. A fourth purported shareholder derivative lawsuit was filed against the same defendants in the same court on March 13, 2018. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v. Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017; and Farah-Franco et al. v. Shanmugaraj et al., Case No. 1:18-cv-10465 (D. Mass), filed March 13, 2018. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504). Each complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company by making or causing the Company to make allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue. The complaints also allege that certain individual defendants caused the Company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaints purport to assert derivative claims for violation of Sections 14(a) and 29(b) of the Securities Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and/or gross mismanagement, and seek to recover on behalf of the Company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaints seek declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs. The plaintiffs in these actions have filed motions for appointment of lead plaintiff and/or lead counsel. On April 20, 2018, the plaintiffs submitted a stipulation (subject to court approval) regarding the appointment of lead plaintiffs and lead counsel and proposing a schedule for the submission of a consolidated amended complaint and defendants’ response thereto.
On April 9, 2018, a purported shareholder filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to inspect certain books and records of the Company pursuant to 8 Del. C. §220. The complaint is captioned Silberberg v. Acacia Communications, Inc., Case No. 2018-0262-TMR (Del. Ch.). The plaintiff seeks production of documents regarding, among other matters, demand for the Company’s products, its financial guidance, its quality control process as it relates to the Quality Issue, and the Company’s October 2016 follow-on public offering. The plaintiff filed a motion for expedited proceedings, and the parties reached agreement on a case schedule. The Company filed its answer on April 27, 2018. The plaintiff filed his motion for judgment on the pleadings on May 1, 2018, the Company’s cross-motion for judgment on the pleadings and opposition is due May 11, 2018, and any reply is due May 16, 2018. The Court will hold a telephonic hearing on these motions on May 29, 2018.

The Company intends to engage in a vigorous defense of the litigation described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows.
In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business or on its consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three months ended March 31, 2018 and 2017, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of March 31, 2018 and December 31, 2017, no amounts have been accrued related to such indemnification provisions.
12. INCOME TAXES
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
As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of this legislation; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $31.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. As a result of the “deemed distributions” under the Act, the impact of GILTI on the Company’s future foreign earnings and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that its foreign earnings are permanently reinvested except for limited cases where foreign earnings are required to meet working capital needs.
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

For the three months ended March 31, 2018, the Company recorded a benefit from income taxes of $4.3 million as compared to $5.4 million for the three months ended March 31, 2017, resulting in an effective tax rate of 32.1% and (17.9)% for the three months ended March 31, 2018 and 2017, respectively. The benefit from income taxes recorded in the three months ended March 31, 2018 is primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended March 31, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the three months ended March 31, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended March 31, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future results of operations.
As of March 31, 2018 and December 31, 2017, the Company identified $4.8 million and $4.5 million, respectively, of gross uncertain tax positions. Included in those balances as of March 31, 2018 and December 31, 2017 are $2.4 million and $2.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.
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
Revenue by geographic region, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$9,427	$12,414
China	22,083	56,982
Germany	19,746	12,966
Thailand	7,119	11,604
Other	14,566	20,701
Total revenue	$72,941	$114,667
Total long-lived assets by geographic region consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
United States	$20,866	$19,065
China	1,204	1,165
Thailand	6,271	7,065
Other	2,085	880
Total long-lived assets	$30,426	$28,175
14. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
A(1)	20%	41%
B	17%	11%
C	20%	*

*	Less than 10% of revenue in the period indicated

(1)	Customer A is currently subject to U.S. Department of Commerce restrictions that prevent sales to this customer after April 15, 2018. Refer to Note 16 for additional information.
Customers that accounted for equal to or greater than 10% of accounts receivable at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
A(1)	24%	15%
B	*	10%
C	21%	19%

*	Less than 10% of accounts receivable at the date indicated

(1)
Customer A is currently subject to U.S. Department of Commerce restrictions that prevent sales to this customer after April 15, 2018. To date, the Company has concluded that Customer A’s receivable balances as of March 31, 2018 are collectible. The Company will continue to evaluate collectibility of Customer A’s receivable balances. Refer to Note 16 for additional information.

Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in Japan, China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the three months ended March 31, 2018 and 2017, total purchases from each of the suppliers were as follows:

	Three Months Ended March 31,
	2018	2017
W	*	40%
X	22%	*
Y	48%	41%
Z	*	10%

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world. During the three months ended March 31, 2018 the Company incurred 12% of its total research and development costs with Vendor A. During the three months ended March 31, 2017 the Company incurred less than 10% of its total research and development costs with Vendor A.
15. RELATED PARTIES
One of the members of the Company’s Board of Directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. During the three months ended March 31, 2018 and 2017, the Company’s contract manufacturers made purchases from ADI of approximately $0.7 million and $1.2 million, respectively.
In February 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for approximately $2.0 million, of which approximately $0.5 million of costs were incurred during the three months ended March 31, 2018.

One of the members of the Company’s Board of Directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made purchases from MACOM of approximately $0.3 million for the three months ended March 31, 2018. The amount of purchases made by the Company from MACOM were immaterial in the three months ended March 31, 2017.
16. SUBSEQUENT EVENTS
ZTE
On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that restricts sales to ZTE, the Company’s largest customer, which comprised 20% of revenues during the three months ended March 31, 2018. The Company considered this to be a recognized subsequent event that provided additional evidence about conditions that existed as of March 31, 2018. Accordingly, the Company recorded inventory write-offs and reserves of $7.1 million in the three months ended March 31, 2018 related to inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and is now excess inventory due to the Company’s current suspension of sales to ZTE or ZTE’s future demand for product. Further, as of March 31, 2018, ZTE had a receivable balance of $17.6 million, which has been partially paid to date. Additional payments are expected during the three month period ended June 30, 2018, however the Company is continuing to monitor the collectibility of the receivable balance for any changes in facts or circumstances.
Stock Repurchase Program
On April 30, 2018, the Company’s Board of Directors authorized the repurchase of up to $60.0 million of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire on December 31, 2018. The timing and amount of any shares repurchased will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, the Company’s capital needs and alternative uses of capital, among others. The program does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in open market and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 22, 2018. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A below.
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
For the three months ended March 31, 2018 and 2017, we generated 72% and 69%, respectively, of our revenue from our five largest customers, the mix of customers varied across each period.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$72,941	$114,667
Cost of revenue(1)	48,870	58,367
Gross profit	24,071	56,300
Operating expenses:
Research and development(1)	24,445	17,728
Sales, general and administrative(1)	14,288	8,691
Total operating expenses	38,733	26,419
(Loss) income from operations	(14,662)	29,881
Total other income, net	1,283	407
(Loss) income before benefit from income taxes	(13,379)	30,288
Benefit from income taxes	(4,301)	(5,421)
Net (loss) income	$(9,078)	$35,709

(1)	Stock-based compensation included in the condensed consolidated statements of operations data was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$521	$442
Research and development	3,788	2,992
Sales, general and administrative	2,229	1,198
Total stock-based compensation	$6,538	$4,632

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	67%	51%
Gross profit	33%	49%
Operating expenses:
Research and development	34%	15%
Sales, general and administrative	20%	8%
Total operating expenses	53%	23%
(Loss) income from operations	(20)%	26%
Total other income, net	2%	—%
(Loss) income before benefit from income taxes	(18)%	26%
Benefit from income taxes	(6)%	(5)%
Net (loss) income	(12)%	31%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenue
Revenue and the related changes during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Revenue	$72,941	$114,667	$(41,726)	(36)%

Revenue decreased by $41.7 million, or 36%, to $72.9 million in the three months ended March 31, 2018 from $114.7 million in the three months ended March 31, 2017. The decrease was primarily due to a $30.4 million decrease in revenue from sales of products within our 100 Gbps product family and a $21.3 million decrease in revenue from sales of products within our 400 Gbps product family, partially offset by a $10.0 million increase in revenue from sales of products within our 200 Gbps product family. We expect the denial order against ZTE issued in April 2018 to continue to have a significant adverse impact on our revenue for the foreseeable future. Refer to the “Subsequent Events” footnote within our condensed consolidated financial statements for discussion of inventory write-offs, reserves related to inventory and collectibility of the outstanding receivable balance with ZTE.
Our product sales based on the geographic region of our customers’ delivery location, which in certain instances may be the location of a contract manufacturer rather than our end customer, are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	March 31, 2018	Total Revenue	March 31, 2017	Total Revenue	$	%
	(dollars in thousands)
Americas	$9,725	13%	$13,650	12%	$(3,925)	(29)%
EMEA	27,644	38%	26,107	23%	1,537	6%
APAC	35,572	49%	74,910	65%	(39,338)	(53)%
Total revenue	$72,941	100%	$114,667	100%	$(41,726)	(36)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $3.9 million, or 29%, to $9.7 million in the three months ended March 31, 2018 from $13.7 million in the three months ended March 31, 2017. The decrease was primarily due to a $2.9 million decrease in sales of products within our 100 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, increased by $1.5 million, or 6%, to $27.6 million in the three months ended March 31, 2018 from $26.1 million in the three months ended March 31, 2017. The increase was primarily due to a $3.5 million increase in sales of products in our 200 Gbps product family, partially offset by a $1.8 million decrease in sales of products in our 100 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, decreased by $39.3 million, or 53%, to $35.6 million in the three months ended March 31, 2018 from $74.9 million in the three months ended March 31, 2017. The decrease was primarily due to a $25.8 million decrease in sales of products within our 100 Gbps product family and a $19.0 million decrease in sales of products within our 400 Gbps product family, partially offset by a $5.5 million increase in sales of products within our 200 Gbps product family.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$48,870	$58,367	$(9,497)	(16)%
Gross profit percentage	33.0%	49.1%

Cost of revenue decreased $9.5 million, or 16%, to $48.9 million in the three months ended March 31, 2018 from $58.4 million in the three months ended March 31, 2017. The decrease was mainly due to decreased sales volume, partially offset by inventory write-offs and reserves attributable to the denial order against ZTE of $7.1 million in the three months ended March 31, 2018. These write-offs and reserves are driven by inventory designed specifically for ZTE and previously intended for consumption by ZTE that is now excess inventory due to our current suspension of sales to ZTE or ZTE’s future demand for product.
Our gross profit percentage decreased to 33.0% in the three months ended March 31, 2018 compared to 49.1% in the three months ended March 31, 2017. The decrease in gross profit percentage was mainly due to the ZTE write-offs and reserves in addition to the impact of fixed costs relative to the current period revenue volume and an increase in current period warranty charges.

Research and Development

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$24,445	$17,728	$6,717	38%

Research and development expense increased $6.7 million, or 38%, to $24.4 million in the three months ended March 31, 2018 from $17.7 million in the three months ended March 31, 2017, primarily due to a $4.1 million increase related to the timing of milestone payments associated with a DSP ASIC development program for outsourced development costs and a $2.6 million increase in personnel-related and other costs.
Sales, General and Administrative

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$14,288	$8,691	$5,597	64%

Sales, general and administrative expenses increased $5.6 million, or 64%, to $14.3 million in the three months ended March 31, 2018 from $8.7 million in the three months ended March 31, 2017, primarily due to a $4.1 million increase in professional services expense. This increase was primarily attributable to increased legal expenses, including costs incurred in connection with the pending purported securities class action and shareholder derivative lawsuits.
Other Income, Net

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$1,283	$407	$876	215%

Total other income, net, was $1.3 million during the three months ended March 31, 2018, as compared to $0.4 million during the three months ended March 31, 2017, mainly due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Benefit from income taxes	$(4,301)	$(5,421)	$1,120	(21)%
Effective tax rate	32%	(18)%		50%

The benefit from income taxes for the three months ended March 31, 2018 was $4.3 million compared to $5.4 million for the three months ended March 31, 2017. The benefit from income taxes recorded in the three months ended March 31, 2018 is primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended March 31, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the three months ended March 31, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended March 31, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$85,135	$139,641
Marketable securities	282,371	181,644
Working capital	380,408	367,112
Net cash provided by operating activities	9,060	14,860
Net cash provided by (used in) investing activities	7,612	(83,360)
Net cash provided by financing activities	968	695

We have historically funded our operating and capital expenditures primarily through cash generated from operations, as well as our initial public offering, or IPO, and follow-on offering completed in 2016. As of March 31, 2018, we had cash and cash equivalents totaling $85.1 million, marketable securities of $282.4 million and accounts receivable of $74.8 million.
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
On April 30, 2018, our Board of Directors authorized a stock repurchase program for the repurchase of up to $60.0 million of our common stock that will expire on December 31, 2018.
Operating Activities
Net cash provided by operating activities consists primarily of net (loss) income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes and other non-cash charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $9.1 million in the three months ended March 31, 2018 as compared to $14.9 million in the three months ended March 31, 2017. The decrease of $5.8 million was primarily due to a $44.8 million decrease in net income partially offset by a $38.5 million increase in cash related to changes in operating assets and liabilities and a $0.5 million increase in non-cash expense items primarily consisting of depreciation, stock-based compensation and deferred income taxes. Changes in cash flows related to operating assets and liabilities primarily consisted of a $18.6 million increase in cash due to the timing of accounts receivable collections in the three months ended March 31, 2018, an $8.6 million increase in cash due to the timing of our prepaid expenses and other assets, a $7.1 million increase in cash due to a decreased inventory balance as compared to December 31, 2017, and a $3.1 million increase in cash due to the timing of our deferred revenue.
Investing Activities
Our investing activities have consisted primarily of purchases, sales and maturities of marketable securities and purchases of lab and computer equipment and software to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities include expansion of, and improvements to, our leased facilities. We expect that we will continue to invest in these areas in line with growth in product demand.
Net cash provided by investing activities in the three months ended March 31, 2018 was $7.6 million, as compared to net cash used in investing activities of $83.4 million in the three months ended March 31, 2017. This change was primarily attributable to a $92.0 million decrease in net purchases of marketable securities during the three months ended March 31, 2018, partially offset by a $1.1 million increase in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs, and proceeds from the issuance of common stock under our stock-based compensation plans.
Net cash provided by financing activities during the three months ended March 31, 2018 was $1.0 million, as compared to $0.7 million during the three months ended March 31, 2017. The increase is mainly attributable to an increase in proceeds from the issuance of common stock under our stock-based compensation plans.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at March 31, 2018. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$20,174	$2,481	$6,650	$5,650	$5,393
Purchase obligations (2)	56,180	56,180	—	—	—
Income taxes payable (3)	19,205	—	1,827	3,656	13,722
Unrecognized tax benefits (4)	2,394	—	—	—	—
Total	$97,953	$58,661	$8,477	$9,306	$19,115

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense for the three months ended March 31, 2018 and 2017 was $1.2 million and $1.5 million, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of March 31, 2018 are as follows (in thousands):

Amounts
Remaining 2018	$2,481
2019	3,311
2020	3,339
2021	3,235
2022	2,415
Thereafter	5,393
Total	$20,174

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

(4)
We had $4.8 million of uncertain tax positions as of March 31, 2018. Included in the balance of unrecognized tax benefits as of March 31, 2018 were $2.4 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, repurchase agreements, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the quarter ended March 31, 2018. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Our exposure to market risk from changes in foreign currency exchange rates and inflation has not changed materially from our exposure as of December 31, 2017.
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

On October 13, 2017, a fourth purported securities class action complaint was filed in the U.S. District Court for the District of Massachusetts against us, certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, John LoMedico, Bhupendra Shah and Christian Rasmussen), certain persons or entities that sold our common stock in our October 2016 follow-on public offering, and the underwriters of such offering, captioned Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass). The complaint purports to be brought on behalf of an alleged class of those who purchased our common stock pursuant to or traceable to the follow-on offering, and alleges that the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The complaint seeks, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs.

On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. The proposed amended complaint makes allegations similar to those in the consolidated amended complaint, asserts claims against us, certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie and Vincent Roche), certain entities that sold our common stock in our October 2016 follow-on public offering, and the underwriters of such offering, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Defendants’ responses to plaintiffs’ motion for leave to amend are due on May 14, 2018.

In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the company as a nominal defendant. A fourth purported shareholder derivative lawsuit was filed against the same defendants in the same court on March 13, 2018. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v. Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017; and Farah-Franco et al. v. Shanmugaraj et al., Case No. 1:18-cv-10465 (D. Mass), filed March 13, 2018. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504). Each complaint generally alleges that the individual defendants breached fiduciary duties owed to the company by making or causing the company to make allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The complaints also allege that certain individual defendants caused the company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaints purport to assert derivative claims for violation of Sections 14(a) and 29(b) of the Securities Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and/or gross mismanagement, and seek to recover on behalf of the company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaints seek declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs. The plaintiffs in these actions have filed motions for appointment of lead plaintiff and/or lead counsel. On April 20, 2018, the plaintiffs submitted a stipulation (subject to court approval) regarding the appointment of lead plaintiffs and lead counsel and proposing a schedule for the submission of a consolidated amended complaint and defendants’ response thereto.

On April 9, 2018, a purported shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking to inspect certain of our books and records pursuant to 8 Del. C. §220. The complaint is captioned Silberberg v. Acacia Communications, Inc., Case No. 2018-0262-TMR (Del. Ch.). The plaintiff seeks production of documents regarding, among other matters, demand for our products, our financial guidance, our quality control process as it relates to the Quality Issue, and our October 2016 follow-on public offering. The plaintiff filed a motion for expedited proceedings, and the parties reached agreement on a case schedule. We filed our answer on April 27, 2018. The plaintiff filed his motion for judgment on the pleadings on May 1, 2018, our cross-motion for judgment on the pleadings and opposition is due May 11, 2018, and any reply is due May 16, 2018. The Court will hold a telephonic hearing on these motions on May 29, 2018.

We intend to engage in a vigorous defense of the litigation described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. We will incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations, and cash flows.
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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the 2017 Form 10-K under the heading “Risk Factors.” These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of these risks occurs, our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected.
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
We have historically generated most of our revenue from a limited number of customers. In 2017, 2016, 2015, and the three-month periods ended March 31, 2018 and 2017, our five largest customers in each period (which differed by period) collectively accounted for 70%, 78%, 74%, 72% and 69%, respectively, of our revenue. In 2017, 2016, 2015, and the three-month periods ended March 31, 2018 and 2017, ADVA Optical Networking North America, Inc. accounted for 15%, 26%, 22%, 17% and 11%, respectively, of our revenue and ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 28%, 32%, 30%, 41% and 20%, respectively, of our revenue. In addition, during the three-month period ended March 31, 2018, and in 2017, Coriant, Inc. accounted for 20% and 11%, respectively, of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List,” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Person List,” suspending the export privileges of ZTE and the affiliate until March 13, 2025 and prohibiting them for that period from participating in any way in any transaction subject to U.S. Department of Commerce export control regulations. The order also prohibits other businesses and individuals, including us, from certain activities, including, for example, directly or indirectly providing to ZTE any commodity, software, or technology that is subject to the order; facilitating ZTE’s acquisition of such items from the United States; obtaining from ZTE any such items that were previously exported from the United States; furnishing any service to ZTE relating to or involving the use of any such items; or taking any steps to facilitate any of these prohibited actions. Accordingly, we have suspended our sales and support activities to ZTE, and we will analyze the order and the relevant regulations to ensure that any further interactions with ZTE are compliant. Our future business with ZTE, if any, will be affected by numerous factors including, for example, any revisions to the terms or duration of the order, U.S. government interpretations of the order or guidance relating to the order, limitations imposed on us by our suppliers, and our judgment of the desirability of ZTE as a customer.
There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to other of our customers, particularly in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could materially harm our business, financial condition, results of operations and prospects.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first quarter of 2017 which were greater than its purchases in the fourth quarter of 2016, however, orders from that customer decreased more than 50% in the second quarter of 2017 and did not return to first quarter 2017 purchasing levels for the remainder of 2017. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers or reduced purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, we experienced a negative impact on product performance in the second quarter of 2017 in connection with the quality issue at one of our contract manufacturers, as described in Note 11, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, which we refer to as the Quality Issue. This resulted in a charge to the cost of revenue in our statement of operations during the second quarter of 2017.
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
Since January 1, 2013, we have shipped our products to customers located in 20 foreign countries. In 2017, 2016, 2015, and the three-month periods ended March 31, 2018 and 2017, we derived 84%, 82%, 82%, 87% and 89%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2017, 2016, 2015, and the three-month periods ended March 31, 2018 and 2017, we derived 39%, 41%, 36%, 30% and 50%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
 The U.S. Tax Cuts and Jobs Act, enacted in December 2017, bringing about far-ranging changes to the existing corporate tax system and establishing a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect emerging tax reform or other near-term Congressional action may have on other companies’ or our business practices.  There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.
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
Changes in U.S. trade policies could disrupt global supply, manufacturing and customer relationships, which may materially increase costs of components contained in our products, increase our manufacturing costs and make our products more expensive or unavailable in foreign markets.

The current U.S. President, members of his Administration, and other public officials, including members of the current U.S. Congress, have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade policy, including new or increased tariffs on certain goods imported into the United States. Since we rely primarily upon non-U.S. manufacturers to make our products, such changes, if adopted, could have a disproportionate impact and make our products more expensive and less competitive in domestic markets. Further, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.
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

Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the three months ended March 31, 2017, and in 2016 and 2015, we experienced revenue growth rates of 36%, 63% and 100%, respectively, as compared to the preceding annual and quarterly period. Conversely, for the three months ended March 31, 2018, and in 2017, our revenue declined 36% and 11%, respectively, as compared to the preceding annual and quarterly period. The revenue growth rates we experienced for the three months ended March 31, 2017 and in 2016 and 2015 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Although we were profitable in the years ended December 31, 2014 through 2017, and for the three months ended March 31, 2017, we incurred operating losses in 2009 through 2013 and again in the three months ended June 30, 2017 and March 31, 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to maintain profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Person List,” suspending the export privileges of ZTE and the affiliate until March 13, 2025 and prohibiting them for that period from participating in any way in any transaction subject to U.S. Department of Commerce export control regulations. The order also prohibits other businesses and individuals, including us, from certain activities, including, for example, directly or indirectly providing to ZTE any commodity, software, or technology that is subject to the order; facilitating ZTE’s acquisition of such items from the United States; obtaining from ZTE any such items that were previously exported from the United States; furnishing any service to ZTE relating to or involving the use of any such items; or taking any steps to facilitate any of these prohibited actions. Accordingly, we have suspended our sales and support activities to ZTE, and we will analyze the order and the relevant regulations to ensure that any further interactions with ZTE are compliant. Our future business with ZTE, if any, will be affected by numerous factors including, for example, any revisions to the terms or duration of the order, U.S. government interpretations of the order or guidance relating to the order, limitations imposed on us by our suppliers, and our judgment of the desirability of ZTE as a customer.

There can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales to other of our customers, particularly in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could materially harm our business, financial condition, results of operations and prospects. In addition, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.
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
To the extent that we consummate acquisitions, we may face financial risks as a result, including increased costs associated with merged or acquired operations, increased indebtedness, economic dilution to gross and operating profit and earnings per share, or unanticipated costs and liabilities, including the impairment of assets and expenses associated with restructuring costs and reserves, the failure to realize expected synergies and unforeseen accounting charges. We would also face operational risks, such as difficulties in integrating the operations, retention of key personnel and our ability to maintain and support products of the acquired businesses, disrupting their or our ongoing business, increasing the complexity of our business, failing to successfully further develop the combined, acquired or remaining technology, and impairing management resources and management’s relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources.
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
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, inventories and the related contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our stock.
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
In addition, we could be forced to expend significant resources in the defense of the pending securities class action and derivative lawsuits brought against us, certain of our executive officers and directors and certain other defendants, as described under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q, or any other litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
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
The U.S. Tax Cuts and Jobs Act, enacted in December 2017, makes far-ranging changes to the existing U.S. corporate tax system. This legislation establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant limitations on the deductibility of interest expense and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. While we are still in the process of analyzing the effects of the U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring in 2018 and subsequent years.
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
The recently-enacted U.S. Tax Cuts and Jobs Act establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and other tax proposals are being considered by legislative bodies in some of the foreign jurisdictions in which we operate that could negatively affect our effective tax rate and other tax liabilities. While we are still in the process of analyzing the effects of the U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect our financial, operational and effective tax rate efficiencies for 2018 and subsequent years.
We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. This could result in additional tax liabilities or other adjustments to our historical results.
The final determination of our income tax liability may be materially different from our income tax provision.
The final determination of our income tax liability, which includes the impact of our corporate restructuring, may be materially different from our income tax provision. We are subject to income taxes in the United States and, as a result of our corporate restructuring, have become subject to income taxes in international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are some transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file or will file as a result of the implemented corporate restructuring. Although we believe our tax estimates, which include the impact of anticipated tax benefits in connection with our corporate restructuring, are and will be appropriate, the ultimate tax outcome may materially differ from the tax amounts recorded in our unaudited condensed consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.
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
As of December 31, 2017, we had net operating loss carryforward amounts, or NOLs, of approximately $41.8 million and $65.2 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $15.9 million and $11.9 million for U.S. federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2029 through 2037. The federal and state tax credit carryforwards will expire at various dates beginning in 2018 through 2037 and $0.4 million of such carryforwards will expire between 2018 and 2020 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if the ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforward amounts before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it.
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
There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices.  For example, the OECD has published measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which aims to standardize and modernize global tax policy and was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular case. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations. In addition, while we are still in the process of analyzing the effects of the recently-enacted U.S. Tax Cuts and Jobs Act, we anticipate it will negatively affect our financial, operational and effective tax rate efficiencies for 2018 and subsequent years.
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
We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. For example, as described further in Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, on January 21, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for information concerning litigation initiated against us and certain of our executive officers and directors and certain other defendants. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, consolidation credit, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs, including with respect to the pending purported securities class action and derivative lawsuits;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the U.S. Tax Cuts and Jobs Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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
As of April 27, 2018, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 33% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 27, 2018, we had 40,149,541 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of April 27, 2018, there were 1,336,488 shares subject to outstanding options, 2,641,384 shares subject to outstanding restricted stock units, or RSUs, and an additional 4,364,080 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 12,772,436 shares of our common stock as of April 27, 2018 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases may also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
In April 2018, our board of directors authorized a stock repurchase program of up to $60.0 million of our common stock through December 31, 2018. Although our board of directors has authorized this stock repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated, that we will make any purchases under the program at all or that the program will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our common stock. In addition, the program could diminish our cash reserves, which could limit our ability to pursue other business opportunities.
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

Acacia Communications, Inc.

Date: May 3, 2018	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer