Form 10-Q
period 2018-06-30
Acacia Communications, Inc.
filed 2018-08-02
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 27, 2018, the registrant had 40,550,197 shares of common stock issued and outstanding.

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

•
regulatory or legislative developments in the United States and foreign countries, including trade policy and tariffs and export control laws or regulations that could impede our ability to sell our products to our customer ZTE Kangxun Telecom Co. Ltd. or any of its affiliates, together ZTE, or that could impede our ability to sell our products to other customers in certain foreign jurisdictions, particularly in China;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to anticipate the timing and scale of ZTE’s demand for our products; and

•	the pending purported securities class action and derivative lawsuits and our ability to defend against them.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100,656	$67,495
Marketable securities - short-term	202,759	211,933
Accounts receivable	56,399	86,602
Inventory	50,650	62,232
Prepaid expenses and other current assets	21,053	18,985
Total current assets	431,517	447,247
Marketable securities - long-term	71,363	85,182
Property and equipment, net	29,507	28,175
Deferred tax asset	51,670	41,901
Other assets	8,112	8,745
Total assets	$592,169	$611,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,663	$47,819
Accrued liabilities	33,230	37,234
Deferred revenue	336	573
Total current liabilities	62,229	85,626
Income taxes payable	19,205	21,034
Other long-term liabilities	4,808	2,540
Total liabilities	86,242	109,200

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 40,517 and 39,606 shares issued at June 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock, at cost; 24 shares and none at June 30, 2018 and December 31, 2017, respectively	(771)	—
Additional paid-in capital	341,908	324,944
Accumulated other comprehensive loss	(515)	(320)
Retained earnings	165,301	177,422
Total stockholders’ equity	505,927	502,050
Total liabilities and stockholders’ equity	$592,169	$611,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$65,003	$78,898	$137,944	$193,565
Cost of revenue	39,798	53,516	88,668	111,883
Gross profit	25,205	25,382	49,276	81,682
Operating expenses:
Research and development	24,340	22,734	48,785	40,462
Sales, general and administrative	12,984	9,368	27,272	18,059
Gain on disposal of property and equipment	—	(47)	—	(47)
Total operating expenses	37,324	32,055	76,057	58,474
(Loss) income from operations	(12,119)	(6,673)	(26,781)	23,208
Other income, net:
Interest income, net	1,491	827	2,845	1,272
Other expense, net	(191)	(1)	(262)	(39)
Total other income, net	1,300	826	2,583	1,233
(Loss) income before benefit from income taxes	(10,819)	(5,847)	(24,198)	24,441
Benefit from income taxes	(7,574)	(10,511)	(11,875)	(15,932)
Net (loss) income	$(3,245)	$4,664	$(12,323)	$40,373
(Loss) earnings per share:
Basic	$(0.08)	$0.12	$(0.31)	$1.05
Diluted	$(0.08)	$0.11	$(0.31)	$0.97
Weighted-average shares used to compute (loss) earnings per share:
Basic	40,307	38,756	40,074	38,546
Diluted	40,307	41,582	40,074	41,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(3,245)	$4,664	$(12,323)	$40,373
Other comprehensive income (loss):
Changes in unrealized loss on marketable securities, net of income taxes of $(54), $33, $13 and $(2) for the three and six months ended June 30, 2018 and 2017, respectively	253	22	(150)	(14)
Comprehensive (loss) income	$(2,992)	$4,686	$(12,473)	$40,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2016	37,998	$4	—	$—	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock	51							—
Exercise of common stock options	523	—			1,903			1,903
Vesting of restricted stock units	457	—			—			—
Common stock issued under employee stock purchase plan	30	—			1,179			1,179
Stock-based compensation expense					10,742			10,742
Unrealized losses on marketable securities, net of tax of $(2)						(14)		(14)
Net income							40,373	40,373
Balance at June 30, 2017	39,059	$4	—	$—	$309,717	$(30)	$179,287	$488,978

Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Effect of adopted accounting standards (see Note 2)						(45)	202	157
Treasury stock acquired			24	(771)				(771)
Vesting of restricted common stock	21							—
Exercise of common stock options	348	—			1,520			1,520
Vesting of restricted stock units	485	—			—			—
Common stock issued under employee stock purchase plan	57	—			1,367			1,367
Stock-based compensation expense					14,077			14,077
Unrealized losses on marketable securities, net of tax of $33						(150)		(150)
Net loss							(12,323)	(12,323)
Balance at June 30, 2018	40,517	$4	24	$(771)	$341,908	$(515)	$165,301	$505,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,323)	$40,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,634	5,841
Gain on disposal of property and equipment	—	(47)
Stock-based compensation	14,126	10,742
Deferred income taxes	(9,823)	(13,939)
Other non-cash (benefits) charges	(47)	158
Changes in operating assets and liabilities:
Accounts receivable	30,203	25,216
Inventory	11,582	(10,005)
Prepaid expenses and other current assets	(2,236)	(6,721)
Other assets	613	(4,560)
Accounts payable	(17,439)	(12,364)
Accrued liabilities	(4,053)	925
Deferred revenue	2,826	155
Income taxes payable	(1,829)	—
Other long-term liabilities	(420)	459
Net cash provided by operating activities	17,814	36,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,683)	(8,006)
Purchases of marketable securities	(142,614)	(233,246)
Sales and maturities of marketable securities	165,508	100,300
Deposits	20	(30)
Net cash provided by (used in) investing activities	13,231	(140,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(771)	—
Payment of public offering costs	—	(201)
Proceeds from the issuance of common stock under stock-based compensation plans	2,887	3,082
Net cash provided by financing activities	2,116	2,881

Net increase (decrease) in cash, cash equivalents and restricted cash	33,161	(101,868)
Cash, cash equivalents and restricted cash—Beginning of period	67,495	208,032
Cash, cash equivalents and restricted cash—End of period	$100,656	$106,164

Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$659	$833

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,025	$140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acacia Communications, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS
 Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. The Company’s products include a family of low-power coherent digital signal processors and silicon photonic integrated circuits that it has integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second for use in long-haul, metro and inter-data center markets. The Company is also sampling its AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits (1,200 gigabits) per second and above.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2018, its condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017, its condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2018 and 2017, and its condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six months ended June 30, 2018 and 2017 are also unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, for the six months ended June 30, 2017, the $0.3 million increase in deferred product costs has now been included within the increase in “Prepaid expenses and other current assets” on the condensed consolidated statement of cash flows.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition (“ASC 605”) and affects any entity that enters into contracts with customers to transfer goods and services. On January 1, 2018, the Company adopted ASC 606 and all related amendments for all contracts not completed as of the adoption date using the modified retrospective method. The Company recognized the $0.2 million cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
Revenue for product sales is recognized at the point in time when control transfers to the Company’s customers, which is generally when products are shipped from the Company’s manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered to be fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. See Note 3 for further disclosures and detail regarding revenue. As the impact of ASC 606 is not material to the Company, there is no pro-forma disclosure presented as of and for the three and six months ended June 30, 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its results of operations on an ongoing basis.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and were adopted by the Company in the first quarter of 2018. The amendments in ASU 2016-16 were applied using a modified retrospective approach. As the Company has not had any intra-entity transfers of assets in such period other than inventory, there has been no impact from the adoption of this standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that the statement of cash flows explain the change in total cash, cash equivalents and restricted cash. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the amendments in ASU 2016-18 in the first quarter of 2018 using a retrospective transition method. Other than the revised statement of cash flows presentation of restricted cash in the prior period presented, which was immaterial, the adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2017. There is no impact to the cash flow statement for the six months ended June 30, 2018 as there was no restricted cash balance as of the beginning or end of the period.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows an entity to reclassify stranded income tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive loss to retained earnings. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted and applied the ASU 2018-02 amendments in the second quarter of 2018. The adoption of the ASU 2018-02 amendments resulted in a $0.1 million cumulative-effect adjustment as of April 1, 2018, the first day of the Company’s second quarter of fiscal year 2018, between accumulated other comprehensive loss and retained earnings for the amount of the stranded tax effects.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the statement of operations, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company plans to adopt this guidance on January 1, 2019, and expects the adoption will have a material impact on its condensed consolidated balance sheets based on the valuation of right-of-use assets and lease liabilities, previously described as operating leases, calculated as the present value of the Company’s forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations and increased leasing disclosures, as well as policy and process changes to support the new standard.
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
A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is classified as “deferred revenue.” The opening and closing balances of the Company’s deferred revenue and accounts receivable are as follows (in thousands):

	Balance at Beginning of Period (1/1/18)	(Decrease) / Increase	Balance at End of Period
Six Months Ended June 30, 2018
Accounts Receivable	$86,602	(30,203)	$56,399
Deferred Revenue (Current)	$197	139	$336
Deferred Revenue (Non-current)	$254	2,688	$2,942
The amounts of revenue recognized in the period that were included in the opening deferred revenue balance was immaterial for the three and six months ended June 30, 2018. The increase in current and non-current deferred revenue is related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheet.
The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the condensed consolidated balance sheet.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on the geographic region of the Company’s customers’ ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer. Further disaggregation of revenue by geographic country can be found in Note 13.

	Three Months Ended	As a % of	Six Months Ended	As a % of
	June 30, 2018	Total Revenue	June 30, 2018	Total Revenue
	(dollars in thousands)
Americas	$24,012	37%	$33,738	24%
EMEA	20,255	31%	47,899	35%
APAC	20,736	32%	56,307	41%
Total revenue	$65,003	100%	$137,944	100%
4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
		Gross Unrealized
			Losses
	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$73,507	$—	$—	$—	$73,507	$73,507	$—
Money market funds	20,180	—	—	—	20,180	20,180	—
U.S. treasury bonds	26,509	—	(72)	—	26,437	—	26,437
Commercial paper	44,011	1	(13)	—	43,999	6,969	37,030
Certificates of deposit	48,418	18	(44)	—	48,392	—	48,392
Asset-backed securities	38,708	1	(112)	—	38,597	—	38,597
Corporate debt securities	124,077	9	(416)	(4)	123,666	—	123,666
Total	$375,410	$29	$(657)	$(4)	$374,778	$100,656	$274,122

	December 31, 2017
		Gross Unrealized		Estimated	Cash and Cash	Marketable
	Amortized Cost	Gains	Losses(1)	Fair Value	Equivalents	Securities
Cash	$43,223	$—	$—	$43,223	$43,223	$—
Money market funds	11,070	—	—	11,070	11,070	—
Repurchase agreements	12,500	—	—	12,500	12,500	—
U.S. treasury bonds	26,316	—	(80)	26,236	—	26,236
Commercial paper	60,623	—	(9)	60,614	—	60,614
Certificates of deposit	34,993	6	(33)	34,966	—	34,966
Asset-backed securities	33,374	1	(53)	33,322	702	32,620
Corporate debt securities	142,960	9	(290)	142,679	—	142,679
Total	$365,059	$16	$(465)	$364,610	$67,495	$297,115

(1)	Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from the sales and maturities of marketable securities	$77,678	$61,400	$165,508	$100,300
Realized gains	$1	$3	$5	$4
Realized losses	$(30)	$—	$(32)	$—
 The contractual maturities of short-term and long-term marketable securities held at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$203,190	$202,759	$212,137	$211,933
Due after one year through three years	71,564	71,363	85,426	85,182
Total	$274,754	$274,122	$297,563	$297,115

At June 30, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
5. INVENTORY
Inventory consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$36,033	$32,599
Work-in-process	388	965
Finished goods	14,229	28,668
Inventory	$50,650	$62,232
On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, the Company’s largest customer (the “ZTE Ban”). As a result, the Company recorded inventory write-offs of $3.9 million in the first quarter of 2018 related to finished goods inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and had become excess inventory due to the suspension of sales to ZTE. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Engineering laboratory equipment	$46,851	$39,433
Computer software	2,782	2,281
Computer equipment	5,025	4,380
Furniture and fixtures	3,219	3,041
Leasehold improvements	3,547	2,282
Construction in progress	2,499	4,591
Total property and equipment	63,923	56,008
Less: Accumulated depreciation	(34,416)	(27,833)
Property and equipment, net	$29,507	$28,175
Depreciation expense was $3.4 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Employee-related liabilities	$6,800	$5,233
Goods and services received not invoiced	6,285	12,827
Accrued manufacturing related expenses	3,951	4,007
Warranty reserve	7,077	8,306
Other accrued liabilities	9,117	6,861
Accrued liabilities	$33,230	$37,234
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2017, $0.1 million of “Outsourced foundry services” has now been reclassified to be presented within “Other accrued liabilities” in conformity with the current period presentation.

Due to the ZTE Ban discussed in Note 5, the Company had $2.0 million of accrued manufacturing reserves as of June 30, 2018 related to estimated non-cancellable commitments to purchase inventory that was either designed specifically for ZTE, or was intended for consumption by ZTE and had become excess inventory due to the suspension of sales to ZTE. The Company is continuing to evaluate these estimates as a result of termination of the ZTE Ban effective July 13, 2018.
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$20,180	$—	$20,180
U.S. treasury bonds	—	26,437	—	26,437
Commercial paper	—	43,999	—	43,999
Certificates of deposit	—	48,392	—	48,392
Asset-backed securities	—	38,597	—	38,597
Corporate debt securities	—	123,666	—	123,666
Total	$—	$301,271	$—	$301,271

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$11,070	$—	$11,070
Repurchase agreements	—	12,500	—	12,500
U.S. treasury bonds	—	26,236	—	26,236
Commercial paper	—	60,614	—	60,614
Certificates of deposit	—	34,966	—	34,966
Asset-backed securities	—	33,322	—	33,322
Corporate debt securities	—	142,679	—	142,679
Total	$—	$321,387	$—	$321,387
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2018 or 2017. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
9. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$572	$511	$1,093	$953
Research and development	4,467	3,779	8,255	6,771
Sales, general and administrative	2,549	1,820	4,778	3,018
Total stock-based compensation	$7,588	$6,110	$14,126	$10,742
The following table summarizes stock-based compensation expense by award type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$588	$655	$1,189	$1,321
Restricted stock units	6,690	5,126	12,285	8,812
Employee stock purchase plan	285	300	583	551
Other awards	25	29	69	58
Total stock-based compensation	$7,588	$6,110	$14,126	$10,742
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2018 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,634	$8.34	6.6	$47,356
Granted	10	$28.77
Exercised	(348)	$4.37		$11,103
Cancelled	(31)	$11.47
Outstanding at June 30, 2018	1,265	$9.52	6.2	$33,915
Vested and expected to vest at:
June 30, 2018	1,265	$9.52	6.2	$33,915
December 31, 2017	1,634	$8.34	6.6	$47,356
Exercisable at:
June 30, 2018	785	$6.65	5.6	$22,953
December 31, 2017	907	$5.28	5.9	$28,634
As of June 30, 2018 and December 31, 2017, there was $3.6 million and $4.8 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 1.8 years and 2.2 years, respectively.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2018 was $15.58. No stock option awards were issued by the Company during the three or six months ended June 30, 2017.
Restricted Stock Units
During the six months ended June 30, 2018, the Company granted approximately 613,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
During the six months ended June 30, 2018, the Company granted awards covering up to a maximum of 90,808 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
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
A summary of the changes in the Company’s RSUs during the six months ended June 30, 2018 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,288	$36.08
Granted	704	$41.51
Vested	(485)	$29.29
Cancelled	(12)	$26.76
Outstanding at June 30, 2018	2,495	$38.98
The granted amount includes the 90,808 PRSUs which is the maximum number that were granted to executives during the six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017, there was $61.9 million and $47.8 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 2.8 years and 2.9 years, respectively.
10. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(3,245)	$4,664	$(12,323)	$40,373
Denominator:
Weighted-average shares used to compute net (loss) income per share - basic	40,307	38,756	40,074	38,546
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	—	2,826	—	3,093
Weighted-average shares used to compute net (loss) income per share - diluted	40,307	41,582	40,074	41,639
Net (loss) income per share
Basic	$(0.08)	$0.12	$(0.31)	$1.05
Diluted	$(0.08)	$0.11	$(0.31)	$0.97
The following common stock equivalents (in thousands) were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	1,030	90	1,126	90
Unvested restricted stock units and awards	1,699	562	1,665	381
Employee stock purchase plan	72	—	72	—
As discussed further in Note 9, in February 2018, the Company granted a maximum of 90,808 PRSUs to executives that include a market condition and service conditions. As no shares would have been contingently issuable based on average market prices through June 30, 2018, none have been included in the antidilutive table above.
11. COMMITMENTS AND CONTINGENCIES
Leases

The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.2 million for the three months ended June 30, 2018 and 2017, and $2.4 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of June 30, 2018, are as follows (in thousands):

Amounts
Remaining 2018	$1,687
2019	3,423
2020	3,452
2021	3,294
2022	2,410
Thereafter	5,546
Total	$19,812
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
In May 2017, the Company announced a quality issue at one of its three contract manufacturers (the “Quality Issue”) that affected a portion of the units manufactured by the contract manufacturer over an approximate four month period, which is estimated at approximately 1,300 AC400 units and 5,100 CFP units under warranty. Based on the ongoing evaluation of such units, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs associated with this Quality Issue. These costs are estimated based on the results of testing performed to date, which is ongoing, in addition to yield, fall-out rates and component part recovery cost estimates based on the Company’s historical experience. The Company’s estimates of the Quality Issue costs are subject to further change as final testing is performed.
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty reserve, beginning of period	$7,418	$2,113	$8,306	$2,158
Provisions made to warranty reserve during the period	2,561	4,771	6,024	5,971
Charges against warranty reserve during the period	(2,902)	(2,025)	(7,253)	(3,270)
Warranty reserve, end of period	$7,077	$4,859	$7,077	$4,859
Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. Based on the information available to the Company today, the Company currently believes that this lawsuit will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. The Company is still assessing the potential impact of this lawsuit.
Both the California and Massachusetts lawsuits with ViaSat are still pending, and discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by the Company.
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
On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.
In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of the Company’s directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the Company as a nominal defendant. A fourth purported shareholder derivative lawsuit was filed against the same defendants on March 13, 2018. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v. Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017; and Farah-Franco et al. v. Shanmugaraj et al., Case No. 1:18-cv-10465 (D. Mass), filed March 13, 2018. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504).

The court appointed lead plaintiffs for the consolidated derivative actions on April 20, 2018. On May 1, 2018, plaintiff Dennis voluntarily dismissed his case without prejudice. Lead plaintiffs filed a consolidated amended derivative complaint on May 30, 2018. The amended derivative complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company by making or causing the Company to make allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue, and by selling stock in Acacia with knowledge of these allegedly false and/or misleading statements. The complaint also alleges that certain individual defendants caused the Company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaint purports to assert derivative claims for violation of Section 11 of the Securities Act of 1933; Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder; breach of fiduciary duty; insider trading; waste of corporate assets; and unjust enrichment. The complaint seeks to recover on behalf of the Company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.
On April 9, 2018, a purported shareholder filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to inspect certain of the Company’s books and records pursuant to 8 Del. C. §220 (“Section 220”). The complaint is captioned Silberberg v. Acacia Communications, Inc., Case No. 2018-0262-TMR (Del. Ch.). The Company filed its answer on April 27, 2018. The plaintiff filed a motion for judgment on the pleadings on May 1, 2018. The Company filed its cross-motion for judgment on the pleadings and opposition on May 11, 2018. The plaintiff replied on May 16, 2018. The Court held a telephonic hearing on these motions on May 29, 2018. On June 1, 2018, the Chancery Court granted the plaintiff’s motion and entered judgment for the plaintiff, and the Company thereafter produced documents to the shareholder pursuant to his Section 220 demand.
On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation. The settlement involves certain corporate governance changes. The plaintiffs will seek an award of attorneys’ fees. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the court.
The Company intends to continue to engage in a vigorous defense of the litigation described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and six months ended June 30, 2018 and 2017, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of June 30, 2018 and December 31, 2017, no amounts have been accrued related to such indemnification provisions.
12. INCOME TAXES
The Act was enacted on December 22, 2017 and, among other changes, this legislation: (1) reduced the U.S. federal corporate tax rate from 35% to 21%; (2) required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred; (3) created new taxes on certain foreign sourced earnings; (4) provided a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) included a new provision designed to currently tax certain global intangible low-taxed income (“GILTI”) of controlled foreign corporations, which allows for the possibility of using foreign tax credits (“FTCs”) and a deduction of up to 50 percent to reduce this income tax liability (subject to some limitations); (6) provided limitations on the use of FTCs to reduce the U.S. income tax liability from GILTI; and (7) provided limitations on net operating losses generated in the taxable years beginning after December 31, 2017 to 80 percent of taxable income. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.
As of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of this legislation; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $31.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.
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
The Company’s tax provision for interim periods has historically been determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. In the six months ended June 30, 2018, the Company’s tax benefit was limited and was calculated based on its year-to-date results. The Company’s quarterly tax (benefit) provision, and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions, as well as the portions of stock-based compensation that will either not generate tax benefits or the tax benefit is unpredictable and reflected when realized by employees.
For the three months ended June 30, 2018, the Company recorded a benefit from income taxes of $7.6 million as compared to a benefit from income taxes of $10.5 million for the three months ended June 30, 2017, resulting in an effective tax rate of 70.0% and 179.8% for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company recorded a benefit from income taxes of $11.9 million as compared to a benefit from income taxes of $15.9 million for the six months ended June 30, 2017, resulting in an effective tax rate of 49.1% and (65.2)% for the six months ended June 30, 2018 and 2017, respectively. The benefit from income taxes recorded in the three and six months ended June 30, 2018 is primarily a result of the Company’s pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three and six months ended June 30, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the three and six months ended June 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three and six months ended June 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future results of operations.
As of June 30, 2018 and December 31, 2017, the Company identified $4.7 million and $4.5 million, respectively, of gross uncertain tax positions. Included in those balances as of June 30, 2018 and December 31, 2017 are $1.9 million and $2.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. The Company is currently evaluating the opinion and its application to the Company’s facts and circumstances which could adversely affect the Company’s tax obligations and effective tax rate for the third quarter.
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
Revenue by geographic region, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$23,159	$23,814	$32,586	$36,227
China	12,909	29,367	34,993	86,349
Germany	10,086	9,649	29,832	22,615
Thailand	4,853	5,115	11,972	16,719
Other	13,996	10,953	28,561	31,655
Total revenue	$65,003	$78,898	$137,944	$193,565
Total long-lived assets by geographic region consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
United States	$19,969	$19,065
China	1,740	1,165
Thailand	5,409	7,065
Other	2,389	880
Total long-lived assets	$29,507	$28,175
14. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
A(1)	*	28%	14%	36%
B	18%	19%	18%	14%
C	14%	15%	17%	*
D	12%	*	*	*

*	Less than 10% of revenue in the period indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.
Customers that accounted for equal to or greater than 10% of accounts receivable at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
A(1)	*	15%
B	14%	10%
C	16%	19%

*	Less than 10% of accounts receivable at the date indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in Japan, China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the three and six months ended June 30, 2018 and 2017, total purchases from each of the suppliers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
W	*	11%	*	30%
X	12%	20%	15%	23%
Y	47%	*	44%	28%
Z	*	12%	*	17%

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with Vendor A were less than 10% during the three and six months ended June 30, 2018, and were 21% and 12% during the three and six months ended June 30, 2017, respectively.
15. RELATED PARTIES
One of the members of the Company’s Board of Directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made purchases from ADI of approximately $0.7 million and $1.0 million during the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $2.2 million during the six months ended June 30, 2018 and 2017, respectively.
In February 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $2.0 million, of which no costs were incurred during the three months ended June 30, 2018 and $0.5 million of costs were incurred during the six months ended June 30, 2018.
One of the members of the Company’s Board of Directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases from MACOM during the three months ended June 30, 2018 and $0.3 million of purchases from MACOM during the six months ended June 30, 2018. The amount of purchases made by the Company from MACOM were immaterial in the three and six months ended June 30, 2017.
16. SUBSEQUENT EVENTS
ZTE
On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. The Company is cautiously optimistic that the termination of the ZTE Ban could have a favorable impact on its revenue in future periods. The Company has slowly started shipments to ZTE following the July 13, 2018 termination of the ZTE Ban and anticipates that shipments will increase during the third quarter as ZTE continues to ramp production. The Company continues to engage with ZTE to assess future demand for the Company’s products.

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
Company Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By converting optical interconnect technology to a silicon-based technology, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products include a family of low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and silicon photonic integrated circuits, or silicon PICs, which we have integrated into families of optical interconnect modules with transmission speeds ranging from 100 to 400 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. We are also sampling our AC1200 module that will enable, across dual wavelengths, transmission capacity of 1.2 terabits per second (1,200 Gbps). Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points.
Revenue from our five largest customers, the mix of which customers varied across each period, was 60% and 73%, respectively, during the three months ended June 30, 2018 and 2017, and 64% and 70%, respectively, during the six months ended June 30, 2018 and 2017.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$65,003	$78,898	$137,944	$193,565
Cost of revenue(1)	39,798	53,516	88,668	111,883
Gross profit	25,205	25,382	49,276	81,682
Operating expenses:
Research and development(1)	24,340	22,734	48,785	40,462
Sales, general and administrative(1)	12,984	9,368	27,272	18,059
Gain on disposal of property and equipment	—	(47)	—	(47)
Total operating expenses	37,324	32,055	76,057	58,474
(Loss) income from operations	(12,119)	(6,673)	(26,781)	23,208
Total other income, net	1,300	826	2,583	1,233
(Loss) income before benefit from income taxes	(10,819)	(5,847)	(24,198)	24,441
Benefit from income taxes	(7,574)	(10,511)	(11,875)	(15,932)
Net (loss) income	$(3,245)	$4,664	$(12,323)	$40,373

(1)	Stock-based compensation included in the condensed consolidated statements of operations data was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$572	$511	$1,093	$953
Research and development	4,467	3,779	8,255	6,771
Sales, general and administrative	2,549	1,820	4,778	3,018
Total stock-based compensation	$7,588	$6,110	$14,126	$10,742

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	61%	68%	64%	58%
Gross profit	39%	32%	36%	42%
Operating expenses:
Research and development	37%	29%	35%	21%
Sales, general and administrative	20%	12%	20%	9%
Gain on disposal of property and equipment	—%	—%	—%	—%
Total operating expenses	57%	41%	55%	30%
(Loss) income from operations	(19)%	(8)%	(19)%	12%
Total other income, net	2%	1%	2%	1%
(Loss) income before benefit from income taxes	(17)%	(7)%	(18)%	13%
Benefit from income taxes	(12)%	(13)%	(9)%	(8)%
Net (loss) income	(5)%	6%	(9)%	21%

Percentages in the table above are based on actual values.  Totals may not sum due to rounding.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenue
Revenue and the related changes during the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Revenue	$65,003	$78,898	$(13,895)	(18)%

Revenue decreased by $13.9 million, or 18%, to $65.0 million in the three months ended June 30, 2018 from $78.9 million in the three months ended June 30, 2017. The decrease was primarily due to a $14.5 million decrease in revenue from sales of products within our 100 Gbps product family and an $8.3 million decrease in revenue from sales of products within our 400 Gbps product family, partially offset by an $8.9 million increase in revenue from sales of products within our 200 Gbps product family. The decreases were primarily related to the loss of ZTE revenue as a result of the ZTE Ban described in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated effective July 13, 2018. We are cautiously optimistic that the termination of the ZTE Ban could have a favorable impact on our revenue in future periods.
Our product sales based on the geographic region of our customers’ delivery location, which in certain instances may be the location of a contract manufacturer rather than our end customer, are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	June 30, 2018	Total Revenue	June 30, 2017	Total Revenue	$	%
	(dollars in thousands)
Americas	$24,012	37%	$24,132	31%	$(120)	—%
EMEA	20,255	31%	18,188	23%	2,067	11%
APAC	20,736	32%	36,578	46%	(15,842)	(43)%
Total revenue	$65,003	100%	$78,898	100%	$(13,895)	(18)%

Americas
Revenue from product sales to customers with delivery locations in the Americas was consistent at approximately $24 million in the three months ended June 30, 2018 and 2017. Although sales of products in our 100 Gbps product family decreased by $4.9 million, this was almost entirely offset by a $3.0 million increase in sales of products in our 200 Gbps product family and a $1.8 million increase in sales of products in our 400 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, increased by $2.1 million, or 11%, to $20.3 million in the three months ended June 30, 2018 from $18.2 million in the three months ended June 30, 2017. The increase was primarily due to a $5.7 million increase in sales of products in our 200 Gbps product family, partially offset by a $4.3 million decrease in sales of products in our 100 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, decreased by $15.8 million, or 43%, to $20.7 million in the three months ended June 30, 2018 from $36.6 million in the three months ended June 30, 2017. The decrease was primarily due to a $10.7 million decrease in sales of products within our 400 Gbps product family and a $5.4 million decrease in sales of products within our 100 Gbps product family. The decreases were primarily the result of the loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$39,798	$53,516	$(13,718)	(26)%
Gross profit percentage	38.8%	32.2%

Cost of revenue decreased $13.7 million, or 26%, to $39.8 million in the three months ended June 30, 2018 from $53.5 million in the three months ended June 30, 2017. The decrease was primarily due to a $7.8 million expense that occurred in the three months ended June 30, 2017 as a result of the Quality Issue described in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The remaining decrease was due to decreased sales volume, primarily related to the loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018.
Our gross profit percentage increased to 38.8% in the three months ended June 30, 2018 compared to 32.2% in the three months ended June 30, 2017. The increase in gross profit percentage was primarily impacted by the non-recurring Quality Issue charge that occurred in the three months ended June 30, 2017, partially offset by an unfavorable impact of semi-fixed costs relative to the current period revenue volume.

Research and Development

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$24,340	$22,734	$1,606	7%

Research and development expense increased $1.6 million, or 7%, to $24.3 million in the three months ended June 30, 2018 from $22.7 million in the three months ended June 30, 2017, primarily due to a $2.2 million increase in prototype development costs and a $2.0 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, that were partially offset by a $2.6 million decrease related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$12,984	$9,368	$3,616	39%

Sales, general and administrative expenses increased $3.6 million, or 39%, to $13.0 million in the three months ended June 30, 2018 from $9.4 million in the three months ended June 30, 2017, primarily due to a $2.8 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$1,300	$826	$474	57%

Total other income, net, was $1.3 million during the three months ended June 30, 2018, as compared to $0.8 million during the three months ended June 30, 2017, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Three Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Benefit from income taxes	$(7,574)	$(10,511)	$2,937	(28)%
Effective tax rate	70%	180%		(110)%

The benefit from income taxes for the three months ended June 30, 2018 was $7.6 million compared to $10.5 million for the three months ended June 30, 2017. The benefit from income taxes recorded in the three months ended June 30, 2018 is primarily a result of our pre-tax loss position in the three months ended June 30, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended June 30, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the three months ended June 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended June 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenue
Revenue and the related changes during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Revenue	$137,944	$193,565	$(55,621)	(29)%

Revenue decreased by $55.6 million, or 29%, to $137.9 million in the six months ended June 30, 2018 from $193.6 million in the six months ended June 30, 2017. The decrease was primarily due to a $44.9 million decrease in revenue from sales of products within our 100 Gbps product family and a $29.7 million decrease in revenue from sales of products within our 400 Gbps product family. These decreases in revenue were partially offset by a $19.0 million increase in revenue from sales of products within our 200 Gbps product family. The loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018, was a contributing factor to the decreases. We are cautiously optimistic that the termination of the ZTE Ban could have a favorable impact on our revenue in future periods.
Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Six Months Ended	As a % of	Six Months Ended	As a % of	Change in
	June 30, 2018	Total Revenue	June 30, 2017	Total Revenue	$	%
	(dollars in thousands)
Americas	$33,738	24%	$37,782	19%	$(4,044)	(11)%
EMEA	47,899	35%	44,295	23%	3,604	8%
APAC	56,307	41%	111,488	58%	(55,181)	(49)%
Total revenue	$137,944	100%	$193,565	100%	$(55,621)	(29)%

Americas
Revenue from product sales to customers with delivery locations in the Americas decreased by $4.0 million, or 11%, to $33.7 million in the six months ended June 30, 2018 from $37.8 million in the six months ended June 30, 2017. The decrease was primarily due to an $7.8 million decrease in sales of products within our 100 Gbps product family, partially offset by a $4.2 million increase in sales of products within our 200 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in EMEA increased by $3.6 million, or 8%, to $47.9 million in the six months ended June 30, 2018 from $44.3 million in the six months ended June 30, 2017. The increase was primarily due to a $9.2 million increase in sales of products within our 200 Gbps product family, partially offset by a $6.0 million decrease in sales of products in our 100 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in APAC decreased by $55.2 million, or 49%, to $56.3 million in the six months ended June 30, 2018 from $111.5 million in the six months ended June 30, 2017. The decrease was primarily due to a $31.1 million decrease in sales of products within our 100 Gbps product family and a $29.8 million decrease in sales of products within our 400 Gbps product family, partially offset by a $5.7 million increase in sales of products within our 200 Gbps product family. The loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018, was a contributing factor to the decreases.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$88,668	$111,883	$(23,215)	(21)%
Gross profit percentage	35.7%	42.2%

Cost of revenue decreased by $23.2 million, or 21%, to $88.7 million in the six months ended June 30, 2018 from $111.9 million in the six months ended June 30, 2017. The decrease was primarily the result of decreased sales volume.
Our gross profit percentage decreased to 35.7% in the six months ended June 30, 2018 compared to 42.2% in the six months ended June 30, 2017. The decrease was primarily due to the impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$48,785	$40,462	$8,323	21%

Research and development expense increased $8.3 million, or 21%, to $48.8 million in the six months ended June 30, 2018 from $40.5 million in the six months ended June 30, 2017, primarily due to a $4.5 million increase in personnel-related and other costs, a $2.3 million increase in prototype development costs and a $1.5 million increase related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program as we continued investing in our product and technology roadmap.
Sales, General and Administrative

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$27,272	$18,059	$9,213	51%

Sales, general and administrative expenses increased $9.2 million, or 51%, to $27.3 million in the six months ended June 30, 2018 from $18.1 million in the six months ended June 30, 2017, primarily due to a $4.9 million increase in professional services expense. This increase was primarily attributable to increased legal expenses, including costs incurred in connection with the securities class action lawsuit, which was dismissed on June 25, 2018, and the pending purported shareholder derivative lawsuit, and in which the parties reached an agreement in principle to settle on July 19, 2018. The remaining increase of $4.3 million was related to personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$2,583	$1,233	$1,350	109%

Total other income, net, was $2.6 million during the six months ended June 30, 2018, as compared to $1.2 million during the six months ended June 30, 2017, primarily due to an increase in interest income from marketable securities.

Benefit from Income Taxes

	Six Months Ended June 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Benefit from income taxes	$(11,875)	$(15,932)	$4,057	(25)%
Effective tax rate	49%	(65)%		114%

The benefit from income taxes for the six months ended June 30, 2018 was $11.9 million compared to $15.9 million for the six months ended June 30, 2017. The benefit from income taxes recorded in the six months ended June 30, 2018 is primarily a result of our pre-tax loss position in the six months ended June 30, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the six months ended June 30, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the six months ended June 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the six months ended June 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$100,656	$106,127
Marketable securities	274,122	236,779
Working capital	369,288	358,286
Net cash provided by operating activities	17,814	36,233
Net cash provided by (used in) investing activities	13,231	(140,982)
Net cash provided by financing activities	2,116	2,881

We have historically funded our operating and capital expenditures primarily through cash generated from operations, as well as our initial public offering, or IPO, and follow-on offering completed in 2016. As of June 30, 2018, we had cash and cash equivalents totaling $100.7 million, marketable securities of $274.1 million and accounts receivable of $56.4 million.
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
On April 30, 2018, our Board of Directors authorized a stock repurchase program for the repurchase of up to $60.0 million of our common stock that will expire on December 31, 2018, of which $59.2 million remains available to repurchase shares as of June 30, 2018.
Operating Activities
Net cash provided by operating activities consists primarily of net (loss) income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes and other non-cash charges, net, as well as the effect of changes in working capital.

Net cash provided by operating activities was $17.8 million in the six months ended June 30, 2018 as compared to $36.2 million in the six months ended June 30, 2017. The decrease of $18.4 million was primarily due to a $52.7 million decrease in net income partially offset by a $26.1 million increase in cash related to changes in operating assets and liabilities and an $8.1 million increase in non-cash expense items primarily consisting of depreciation, stock-based compensation and deferred income taxes. Changes in cash flows related to operating assets and liabilities primarily consisted of a $21.6 million increase in cash due to a decreased inventory balance as compared to December 31, 2017, a $9.7 million increase in cash due to the timing of our prepaid expenses and other assets, and a $5.0 million increase in cash due to the timing of accounts receivable collections in the six months ended June 30, 2018. These increases were partially offset by a $10.1 million decrease in cash due to the timing of our accounts payable and accrued liabilities.
Investing Activities
Our investing activities have consisted primarily of purchases, sales and maturities of marketable securities and purchases of lab and engineering equipment to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities include expansion of, and improvements to, our leased facilities. We expect that we will continue to invest in these areas in line with growth in product demand.
Net cash provided by investing activities in the six months ended June 30, 2018 was $13.2 million, as compared to net cash used in investing activities of $141.0 million in the six months ended June 30, 2017. This change was primarily attributable to a $155.8 million decrease in net purchases of marketable securities during the six months ended June 30, 2018, partially offset by a $1.7 million increase in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the six months ended June 30, 2018 was $2.1 million, as compared to $2.9 million during the six months ended June 30, 2017. The decrease is primarily attributable to the acquisition of $0.8 million of treasury stock.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments for our facilities and purchase obligations. The following table summarizes these contractual obligations at June 30, 2018. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$19,812	$1,687	$6,875	$5,704	$5,546
Purchase obligations (2)	47,560	47,560	—	—	—
Income taxes payable (3)	19,205	—	1,829	3,658	13,718
Unrecognized tax benefits (4)	1,866	—	—	—	—
Total	$88,443	$49,247	$8,704	$9,362	$19,264

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2018 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1.2 million for the three months ended June 30, 2018 and 2017, and $2.4 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of June 30, 2018 are as follows (in thousands):

Amounts
Remaining 2018	$1,687
2019	3,423
2020	3,452
2021	3,294
2022	2,410
Thereafter	5,546
Total	$19,812

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

(4)
We had $4.7 million of uncertain tax positions as of June 30, 2018. Included in the balance of unrecognized tax benefits as of June 30, 2018 were $1.9 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, repurchase agreements, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the three and six months ended June 30, 2018. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. Based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. We are still assessing the potential impact of this lawsuit.

Both the California and Massachusetts lawsuits with ViaSat are still pending, and discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by us.

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

On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.

In November and December 2017, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against certain of our directors and executive officers (Murugesan Shanmugaraj, John Gavin, Francis Murphy, Eric Swanson, Peter Chung, Benny Mikkelsen, Stan Reiss, John Ritchie, Vincent Roche, Mehrdad Givehchi, Bhupendra Shah and Christian Rasmussen) and the company as a nominal defendant. A fourth purported shareholder derivative lawsuit was filed against the same defendants on March 13, 2018. The complaints are captioned Colgan v. Shanmugaraj et al., Case No. 1:17-cv-12350 (D. Mass.), filed November 29, 2017; Wong v. Shanmugaraj et al., Case No. 1:17-cv-12550 (D. Mass.), filed December 22, 2017; Dennis v. Shanmugaraj et al., Case No. 1:17-cv-12571 (D. Mass.), filed December 28, 2017; and Farah-Franco et al. v. Shanmugaraj et al., Case No. 1:18-cv-10465 (D. Mass), filed March 13, 2018. The court has consolidated these complaints with the class actions (under docket number 1:17-cv-11504).

The court appointed lead plaintiffs for the consolidated derivative actions on April 20, 2018. On May 1, 2018, plaintiff Dennis voluntarily dismissed his case without prejudice. Lead plaintiffs filed a consolidated amended derivative complaint on May 30, 2018. The amended derivative complaint generally alleges that the individual defendants breached fiduciary duties owed to the company by making or causing the company to make allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue, and by selling stock in Acacia with knowledge of these allegedly false and/or misleading statements. The complaint also alleges that certain individual defendants caused the company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaint purports to assert derivative claims for violation of Section 11 of the Securities Act of 1933; Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder; breach of fiduciary duty; insider trading; waste of corporate assets; and unjust enrichment. The complaint seeks to recover on behalf of the company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.

On April 9, 2018, a purported shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking to inspect certain of our books and records pursuant to 8 Del. C. §220 (“Section 220”). The complaint is captioned Silberberg v. Acacia Communications, Inc., Case No. 2018-0262-TMR (Del. Ch.). We filed our answer on April 27, 2018. The plaintiff filed a motion for judgment on the pleadings on May 1, 2018. We filed our cross-motion for judgment on the pleadings and opposition on May 11, 2018. The plaintiff replied on May 16, 2018. The Court held a telephonic hearing on these motions on May 29, 2018. On June 1, 2018, the Chancery Court granted the plaintiff’s motion and entered judgment for the plaintiff, and we thereafter produced documents to the shareholder pursuant to his Section 220 demand.

On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation. The settlement involves certain corporate governance changes. The plaintiffs will seek an award of attorneys’ fees. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the court.

We intend to continue to engage in a vigorous defense of the litigation described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. We will incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations, and cash flows.
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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the 2017 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2018, in each case under the heading “Risk Factors.” These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements

(Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
We have historically generated most of our revenue from a limited number of customers. In 2017, 2016, 2015, and the six months ended June 30, 2018 and 2017, our five largest customers in each period (which differed by period) collectively accounted for 70%, 78%, 74%, 64% and 70%, respectively, of our revenue. In 2017, 2016, 2015, and the six months ended June 30, 2018 and 2017, ADVA Optical Networking North America, Inc. accounted for 15%, 26%, 22%, 18% and 14%, respectively, of our revenue and ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, or ZTE, accounted for 30%, 32%, 28%, 14% and 36%, respectively, of our revenue. In addition, during 2017, 2015, and the six months ended June 30, 2018, Coriant, Inc. accounted for 11%, 13% and 17%, respectively, of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a longer, ten-year denial order; Congressional legislation may impose restrictions on our ability to do business with ZTE; and we may need to suspend our business with ZTE if we conclude or are notified by the U.S. Department of Commerce that ZTE presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with ZTE is not feasible or desirable.
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the third quarter of 2017 which were greater than its purchases in the second quarter of 2017, however, orders from that customer decreased more than 50% in the fourth quarter of 2017 and did not return to third quarter 2017 purchasing levels for the remainder of 2017, or during the first or second quarter of 2018. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers or reduced purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
Since January 1, 2013, we have shipped our products to customers located in 20 foreign countries. In 2017, 2016, 2015, and the six months ended June 30, 2018 and 2017, we derived 84%, 82%, 82%, 76% and 81%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2017, 2016, 2015, and the six months ended June 30, 2018 and 2017, we derived 39%, 41%, 36%, 25% and 45%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

 The U.S. Tax Cuts and Jobs Act, enacted in December 2017, brings about far-ranging changes to the existing corporate tax system and establishes a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect emerging tax reform or other near-term Congressional action may have on other companies’ or our business practices. There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.
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

The current Administration has been undertaking significant changes to U.S. trade policy, including the imposition of tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Since we rely primarily upon non-U.S. manufacturers to make our products, such actions, whether adopted or threatened, and the perceived negative effect of such actions, could have a disproportionate impact and make our products more expensive and less competitive in domestic markets. Further, these changes in U.S. trade policy have triggered retaliatory actions by affected countries, the continuation of which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, impose tariffs on imports of U.S. goods, require Chinese companies to use more local suppliers, compel companies that do business in China to partner with local companies and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.
Our operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with investments by investors in our common stock.
We were founded in 2009 and shipped our first products in 2011. Our fairly short operating history, combined with the rapidly evolving, complex, cyclical and competitive nature and consolidation of our industry, suppliers, manufacturers and customers, make it difficult to evaluate our current business and future prospects. We have encountered and may continue to encounter risks and difficulties frequently experienced by companies in constantly evolving, complex industries, including unpredictable and volatile revenues and increased expenses as we seek to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business, financial condition, results of operations and prospects could be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving and increasingly competitive market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
Our business depends on the services of highly qualified employees in a variety of disciplines, including optical systems and networking, digital signal processing, large-scale ASIC design and verification, mixed-signal ASIC design, silicon photonic integration, system software development, hardware design and high-speed electronics design. Our success depends on the skills, experience and performance of these employees, our founders and other members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry and a limited number of qualified personnel with expertise in the areas that are relevant to our business, and as a result we may not be able to attract and retain the personnel necessary for the expansion and success of our business. All of our co-founders are currently employees of our company. The loss of services of any of our founders or of any other officers or key personnel, or our inability to continue to attract qualified personnel, could have a material adverse effect on our business.
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
If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize anticipated benefits from our investments in research and development. For example, starting in 2017 our industry has been experiencing a slowdown in the rate of new network deployments in the China long-haul and metro network markets, which, when combined with weakening prices and excess inventory, has resulted in a corresponding slowdown in the order rate of certain of our Chinese customers. The combined impact of governmental policy and the cyclical nature of a major market has made it difficult to predict demand from Chinese customers. As a result, our business, competitive position, market share and operating results have experienced, and may continue to experience, pressure.
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
Even after a customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. For example, recognizing revenue from the sale of our products may be subject to delivery to the customer or their carrier or the products may be placed into a remote stocking location. In addition, the significance and timing of our product enhancements, and the introduction of new or similar products by our competitors, may also affect customers’ purchases both in the short-term and long-term. Further, our customers’ solutions often require components from other optical providers and any inability by those providers to ship products or maintain continuity of supply could have an impact on the sales of our customers, which impact could pass through to us. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.
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

Any supply deficiencies or industry allocation shortages relating to the quantities of materials, equipment or tools we use to design and manufacture our products could materially and adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials, equipment and tools from suppliers have increased and, in some instances, have exceeded the lead times provided to us by our customers. In some cases, these lead time increases have limited our ability to respond to or meet customer demand. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. In addition, potential regulatory changes, including in the United States, could in the future prohibit, or increase our costs relating to, the use of suppliers in certain regions. If key components or materials are unavailable, our costs would increase and our revenue would decline.
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance.
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During 2016 and 2015, we experienced revenue growth rates of 100% and 63%, respectively, as compared to the preceding annual period. Conversely, in 2017 and for the six months ended June 30, 2018 and 2017, our revenue declined 19%, 29%, and 4%, respectively, as compared to the preceding six month and annual periods. The revenue growth rates we experienced in 2016 and 2015 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We may not be able to maintain or improve our gross margins.
We may not be able to maintain or improve our gross margins. Factors such as significant decreases in our revenue, slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand or share allocation, annual, semi-annual or quarterly price reductions and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior, ‘good enough’ or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have and may continue to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in or the inability to secure appropriate periodic decreases in costs of components and materials, the timing changes in our inventory, warranty costs and related returns, changes in foreign currency exchange rates, potential inability to reduce manufacturing costs in response to any decrease in our revenue and possible exposure to inventory valuation reserves. Our competitors have a history of reducing their prices to increase or avoid losing market share, and we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017, and for the six months ended June 30, 2017, we incurred operating losses in 2009 through 2013 and again in the three months ended June 30, 2017 and 2018, and the six months ended June 30, 2018. We may not be able to return to, sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to return to, sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a longer, ten-year denial order; Congressional legislation may impose restrictions on our ability to do business with ZTE; and we may need to suspend our business with ZTE if we conclude or are notified by the U.S. Department of Commerce that ZTE presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with ZTE is not feasible or desirable.
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects. Further, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.
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
We have expanded and will likely continue to expand our operations into multiple non-U.S. jurisdictions in connection with our 2015 corporate restructuring, including those having tax rates higher and lower than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our tax positions, including the assumptions and estimates on which we base the valuation and pricing of intercompany transactions.
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

•
changes in regulations or legislation in the United States and other jurisdictions in which we do business, including domestic and international tax reform, trade policy and tariffs and export controls that could impede our ability to sell our products to our customers in certain foreign jurisdictions, particularly in China; and

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
As of July 27, 2018, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 33% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 27, 2018, we had 40,550,197 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of July 27, 2018, there were 1,252,306 shares subject to outstanding options, 2,460,291 shares subject to outstanding restricted stock units, or RSUs, and an additional 4,194,521 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 12,087,529 shares of our common stock as of July 27, 2018 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
In April 2018, our board of directors authorized a stock repurchase program of up to $60.0 million of our common stock through December 31, 2018, of which $59.2 million remains available to repurchase shares as of June 30, 2018. Although our board of directors has authorized this stock repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated, that we will make any purchases under the program at all or that the program will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our common stock. In addition, the program could diminish our cash reserves, which could limit our ability to pursue other business opportunities.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides the Company’s share repurchase activity during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	—	$—	—	$60,000,000
May 1 - 31, 2018	24,143	31.95	24,143	59,228,603
June 1 - 30, 2018	—	—	—	59,228,603
Total	24,143	$31.95	24,143	$59,228,603

(1) Our board of directors approved the repurchase by us of our common stock having a value of up to $60.0 million in the aggregate pursuant to the repurchase program we publicly announced on May 3, 2018. The expiration date of the repurchase program is December 31, 2018.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.

On August 1, 2018, our compensation committee approved an amendment and restatement of the Acacia Communications, Inc. Severance and Change in Control Benefits Plan, which we refer to as the Severance Plan. The Severance Plan provides severance benefits to our executives, including our named executive officers, if the executive’s employment is terminated by us without cause or, only within 12 months following a change in control of our company, the executive terminates employment with us for good reason (as each of those terms is defined in the Severance Plan).

Under the amended and restated Severance Plan, if, within 12 months following a change in control of our company, we terminate an eligible executive’s employment without cause or such executive terminates his or her employment with us for good reason, referred to as a change in control termination, the executive is entitled to (i) a single lump-sum payment equal to a multiple of his or her annual base salary (in the case of our chief executive officer, 2x (previously 1x) and, in the case of all other participants, 1x (previously 0.75x)), (ii) a single lump sum payment in an amount equal to a multiple of his or her target annual bonus for the year in which the termination of employment occurs (in the case of our chief executive officer, 1.5x (previously 1x) and, in the case of all other participants, 1x (previously 0.75x)), (iii) company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for U.S. based eligible executives, or substantially equivalent medical benefits for non-U.S. based eligible executives, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive is then receiving a stipend from us in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment), and (iv) consistent with the Severance Plan prior to its amendment and restatement, the amount of any unpaid annual bonus determined by our board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination. In addition, consistent with the terms of the Severance Plan before its amendment and restatement, all of the executive’s outstanding unvested time-based equity awards will immediately vest in full on the date of such termination. The vesting of outstanding performance-based equity awards in connection with a change of control termination will be dictated by the terms of the applicable award agreements.

Under the amended and restated Severance Plan, in the event that an eligible executive’s employment is terminated by us without cause prior to or more than 12 months following a change in control of our company, referred to as an involuntary termination, each eligible executive will be entitled to receive those severance benefits to which he or she would have been entitled under the Severance Plan before it was amended and restated. In addition, under the amended and restated Severance Plan, the executive’s outstanding equity awards that vest solely based on the passage of time will be accelerated and become vested to the extent the award would have vested, in the case of the chief executive officer, over the 12 month period, and in the case of all other participants, over the nine month period, following the executive’s termination of employment, as if the executive had remained employed through such period. The vesting of outstanding performance-based awards in connection with an involuntary termination shall be dictated by the terms of the applicable award agreements.
In addition, the amended and restated Severance Plan provides that, in the event of a termination due to the death or disability of an eligible executive, referred to as a death or disability termination, whether or not prior to or following a change in control of our company, such executive or his or her estate will be entitled to (i) the involuntary termination or change in control severance benefits, as applicable, set forth in the amended and restated Severance Plan, (ii) the vesting in full of all of the executive’s outstanding equity awards that vest solely based on the passage of time as of the date of such termination, and (iii) if in connection with an involuntary termination, a single lump sum payment in an amount equal to a pro rata portion of his or her target annual bonus for the year in which the termination of employment occurs. The vesting of outstanding performance-based awards in connection with a death or disability termination will be dictated by the terms of the applicable award agreements.
All payments and benefits provided under the amended and restated Severance Plan are contingent upon the execution and effectiveness of a release of claims by the executive or the executive’s personal representative or estate in our favor and continued compliance with any proprietary information and inventions, nondisclosure, non-competition, non-solicitation (or similar) agreement to which we and the executive are party.
ITEM 6. Exhibits.
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*, **	Amended and Restated Severance and Change in Control Benefits Plan.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: August 2, 2018	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer