Form 10-Q
period 2018-09-30
Acacia Communications, Inc.
filed 2018-11-01
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 26, 2018, the registrant had 40,443,237 shares of common stock issued and outstanding.

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

•	our ability to obtain and maintain intellectual property protection for our products; and

•	our ability to anticipate the timing and scale of ZTE’s demand for our products.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70,361	$67,495
Marketable securities - short-term	252,747	211,933
Accounts receivable	81,465	86,602
Inventory	34,699	62,232
Prepaid expenses and other current assets	10,202	18,985
Total current assets	449,474	447,247
Marketable securities - long-term	68,943	85,182
Property and equipment, net	28,314	28,175
Deferred tax asset	50,632	41,901
Other assets	8,015	8,745
Total assets	$605,378	$611,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,728	$47,819
Accrued liabilities	34,845	37,234
Deferred revenue	2,694	573
Total current liabilities	70,267	85,626
Income taxes payable	19,205	21,034
Other long-term liabilities	5,378	2,540
Total liabilities	94,850	109,200

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 40,739 and 39,606 shares issued at September 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock, at cost; 334 shares and none at September 30, 2018 and December 31, 2017, respectively	(12,699)	—
Additional paid-in capital	350,055	324,944
Accumulated other comprehensive loss	(284)	(320)
Retained earnings	173,452	177,422
Total stockholders’ equity	510,528	502,050
Total liabilities and stockholders’ equity	$605,378	$611,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$94,814	$104,998	$232,758	$298,563
Cost of revenue	49,981	58,856	138,649	170,739
Gross profit	44,833	46,142	94,109	127,824
Operating expenses:
Research and development	24,696	27,135	73,481	67,597
Sales, general and administrative	12,134	10,105	39,406	28,164
Gain on disposal of property and equipment	—	—	—	(47)
Total operating expenses	36,830	37,240	112,887	95,714
Income (loss) from operations	8,003	8,902	(18,778)	32,110
Other income, net:
Interest income, net	2,074	990	4,919	2,262
Other expense, net	(63)	(21)	(325)	(60)
Total other income, net	2,011	969	4,594	2,202
Income (loss) before provision (benefit) for income taxes	10,014	9,871	(14,184)	34,312
Provision (benefit) for income taxes	1,863	(8,628)	(10,012)	(24,560)
Net income (loss)	$8,151	$18,499	$(4,172)	$58,872
Earnings (loss) per share:
Basic	$0.20	$0.47	$(0.10)	$1.52
Diluted	$0.19	$0.44	$(0.10)	$1.41
Weighted-average shares used to compute earnings (loss) per share:
Basic	40,495	39,259	40,217	38,754
Diluted	42,060	41,757	40,217	41,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$8,151	$18,499	$(4,172)	$58,872
Other comprehensive income (loss):
Changes in unrealized loss on marketable securities, net of income taxes of $(52), $(19), $(4) and $(2) for the three and nine months ended September 30, 2018 and 2017, respectively	231	(4)	81	(18)
Comprehensive income (loss)	$8,382	$18,495	$(4,091)	$58,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2016	37,998	$4	—	$—	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock	72							—
Exercise of common stock options	599	—			2,361			2,361
Vesting of restricted stock units	603	—			—			—
Common stock issued under employee stock purchase plan	30	—			1,179			1,179
Stock-based compensation expense					17,162			17,162
Unrealized losses on marketable securities, net of tax of $(2)						(18)		(18)
Net income							58,872	58,872
Balance at September 30, 2017	39,302	$4	—	$—	$316,595	$(34)	$197,786	$514,351

Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Effect of adopted accounting standards (see Note 2)						(45)	202	157
Treasury stock acquired			334	(12,699)				(12,699)
Vesting of restricted common stock	21							—
Exercise of common stock options	411	—			1,953			1,953
Vesting of restricted stock units	644	—			—			—
Common stock issued under employee stock purchase plan	57	—			1,367			1,367
Stock-based compensation expense					21,791			21,791
Unrealized losses on marketable securities, net of tax of $(19)						81		81
Net loss							(4,172)	(4,172)
Balance at September 30, 2018	40,739	$4	334	$(12,699)	$350,055	$(284)	$173,452	$510,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,172)	$58,872
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,132	9,101
Gain on disposal of property and equipment	—	(47)
Stock-based compensation	21,865	17,162
Deferred income taxes	(8,781)	(23,569)
Other non-cash (benefits) charges	(356)	259
Changes in operating assets and liabilities:
Accounts receivable	5,137	12,505
Inventory	27,533	(18,302)
Prepaid expenses and other current assets	8,615	(5,156)
Other assets	737	(4,658)
Accounts payable	(14,075)	(9,878)
Accrued liabilities	(2,463)	6,258
Deferred revenue	5,710	(92)
Income taxes payable	(1,829)	—
Other long-term liabilities	(376)	992
Net cash provided by operating activities	47,677	43,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,287)	(10,031)
Purchases of marketable securities	(249,727)	(306,327)
Sales and maturities of marketable securities	225,589	177,353
Deposits	(7)	(52)
Net cash used in investing activities	(35,432)	(139,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(12,699)	—
Payment of public offering costs	—	(201)
Proceeds from the issuance of common stock under stock-based compensation plans	3,320	3,540
Net cash (used in) provided by financing activities	(9,379)	3,339

Net increase (decrease) in cash, cash equivalents and restricted cash	2,866	(92,271)
Cash, cash equivalents and restricted cash—Beginning of period	67,495	208,032
Cash, cash equivalents and restricted cash—End of period	$70,361	$115,761

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(6,874)	$840

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,726	$609

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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2018, its condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, its condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2018 and 2017, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine months ended September 30, 2018 and 2017 are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Revenue for product sales is recognized at the point in time when control transfers to the Company’s customers, which is generally when products are shipped from the Company’s manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered to be fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. See Note 3 for further disclosures and detail regarding revenue. As the impact of ASC 606 is not material to the Company, there is no pro-forma disclosure presented as of and for the three and nine months ended September 30, 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its results of operations on an ongoing basis.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that the statement of cash flows explain the change in total cash, cash equivalents and restricted cash. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the amendments in ASU 2016-18 in the first quarter of 2018 using a retrospective transition method. Other than the revised statement of cash flows presentation of restricted cash in the prior period presented, which was immaterial, the adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017. There is no impact to the cash flow statement for the nine months ended September 30, 2018 as there was no restricted cash balance as of the beginning or end of the period.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted and applied the ASU 2018-15 amendments on a prospective basis as of July 1, 2018, the first day of the Company’s third quarter of fiscal year 2018. The adoption of the ASU 2018-15 amendments resulted in approximately $0.2 million of implementation costs incurred in a hosting arrangement that is a service contract being capitalized as of September 30, 2018.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this amendment to have a material impact on its condensed consolidated financial statements.
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

	Balance at Beginning of Period (1/1/18)	(Decrease) / Increase	Balance at End of Period
Nine Months Ended September 30, 2018
Accounts Receivable	$86,602	(5,137)	$81,465
Deferred Revenue (Current)	$197	2,497	$2,694
Deferred Revenue (Non-current)	$254	3,214	$3,468
The amounts of revenue recognized in the period that were included in the opening deferred revenue balance was immaterial for the three and nine months ended September 30, 2018. The increase in current and non-current deferred revenue is related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheet.
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

	Three Months Ended	As a % of	Nine Months Ended	As a % of
	September 30, 2018	Total Revenue	September 30, 2018	Total Revenue
	(dollars in thousands)
Americas	$16,633	18%	$51,973	22%
EMEA	19,971	21%	66,986	29%
APAC	58,210	61%	113,799	49%
Total revenue	$94,814	100%	$232,758	100%
4. FINANCIAL INSTRUMENTS

The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
		Gross Unrealized
			Losses
	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$61,968	$—	$—	$—	$61,968	$61,968	$—
Money market funds	7,694	—	—	—	7,694	7,694	—
U.S. treasury bonds	32,870	—	(49)	—	32,821	—	32,821
Commercial paper	50,202	1	(17)	—	50,186	699	49,487
Certificates of deposit	51,774	25	(12)	—	51,787	—	51,787
Asset-backed securities	44,176	2	(75)	(4)	44,099	—	44,099
Corporate debt securities	143,716	38	(189)	(69)	143,496	—	143,496
Total	$392,400	$66	$(342)	$(73)	$392,051	$70,361	$321,690

	December 31, 2017
		Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
	Amortized Cost	Gains	Losses(1)
Cash	$43,223	$—	$—	$43,223	$43,223	$—
Money market funds	11,070	—	—	11,070	11,070	—
Repurchase agreements	12,500	—	—	12,500	12,500	—
U.S. treasury bonds	26,316	—	(80)	26,236	—	26,236
Commercial paper	60,623	—	(9)	60,614	—	60,614
Certificates of deposit	34,993	6	(33)	34,966	—	34,966
Asset-backed securities	33,374	1	(53)	33,322	702	32,620
Corporate debt securities	142,960	9	(290)	142,679	—	142,679
Total	$365,059	$16	$(465)	$364,610	$67,495	$297,115

(1)	Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from the sales and maturities of marketable securities	$60,081	$77,053	$225,589	$177,353
Realized gains	$6	$3	$11	$7
Realized losses	$(5)	$(1)	$(37)	$(1)
 The contractual maturities of short-term and long-term marketable securities held at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$253,067	$252,747	$212,137	$211,933
Due after one year through four years	68,972	68,943	85,426	85,182
Total	$322,039	$321,690	$297,563	$297,115

At September 30, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
5. INVENTORY
Inventory consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$24,275	$32,599
Work-in-process	65	965
Finished goods	10,359	28,668
Inventory	$34,699	$62,232
On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, the Company’s largest customer (the “ZTE Ban”). As a result, the Company recorded inventory write-offs of $3.9 million in the first quarter of 2018 related to finished goods inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and had become excess inventory due to the suspension of sales to ZTE. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. As a result of the ZTE Ban being terminated, the Company was able to consume a portion of the ZTE inventory, resulting in a remaining reserve of $2.7 million as of September 30, 2018.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Engineering laboratory equipment	$48,823	$39,433
Computer software	2,871	2,281
Computer equipment	5,166	4,380
Furniture and fixtures	3,227	3,041
Leasehold improvements	3,572	2,282
Construction in progress	2,569	4,591
Total property and equipment	66,228	56,008
Less: Accumulated depreciation	(37,914)	(27,833)
Property and equipment, net	$28,314	$28,175
Depreciation expense was $3.5 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and $10.1 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Employee-related liabilities	$10,057	$5,233
Goods and services received not invoiced	3,999	12,827
Accrued manufacturing related expenses	3,291	4,007
Warranty reserve	7,709	8,306
Other accrued liabilities	9,789	6,861
Accrued liabilities	$34,845	$37,234
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$7,694	$—	$7,694
U.S. treasury bonds	—	32,821	—	32,821
Commercial paper	—	50,186	—	50,186
Certificates of deposit	—	51,787	—	51,787
Asset-backed securities	—	44,099	—	44,099
Corporate debt securities	—	143,496	—	143,496
Total	$—	$330,083	$—	$330,083

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$11,070	$—	$11,070
Repurchase agreements	—	12,500	—	12,500
U.S. treasury bonds	—	26,236	—	26,236
Commercial paper	—	60,614	—	60,614
Certificates of deposit	—	34,966	—	34,966
Asset-backed securities	—	33,322	—	33,322
Corporate debt securities	—	142,679	—	142,679
Total	$—	$321,387	$—	$321,387

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 or 2017. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
9. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$508	$518	$1,601	$1,469
Research and development	4,654	3,743	12,909	10,516
Sales, general and administrative	2,577	2,159	7,355	5,177
Total stock-based compensation	$7,739	$6,420	$21,865	$17,162
The following table summarizes stock-based compensation expense by award type for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$577	$648	$1,766	$1,969
Restricted stock units	6,768	5,412	19,053	14,224
Employee stock purchase plan	368	331	951	882
Other awards	26	29	95	87
Total stock-based compensation	$7,739	$6,420	$21,865	$17,162
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2018 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,634	$8.34	6.6	$47,356
Granted	10	$28.77
Exercised	(411)	$4.76		$13,116
Cancelled	(38)	$11.45
Outstanding at September 30, 2018	1,195	$9.64	5.9	$39,336
Vested and expected to vest at:
September 30, 2018	1,195	$9.64	5.9	$39,336
December 31, 2017	1,634	$8.34	6.6	$47,356
Exercisable at:
September 30, 2018	824	$7.02	5.4	$28,993
December 31, 2017	907	$5.28	5.9	$28,634
As of September 30, 2018 and December 31, 2017, there was $3.0 million and $4.8 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 1.6 years and 2.2 years, respectively.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2018 was $15.58. No stock option awards were issued by the Company during the three months ended September 30, 2018 or the three or nine months ended September 30, 2017.

Restricted Stock Units
During the nine months ended September 30, 2018, the Company granted approximately 712,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
During the nine months ended September 30, 2018, the Company granted awards covering up to a maximum of 94,854 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	None
Expected volatility	51.4%
Expected term (in years)	2.9
Grant date fair value of underlying shares	$34.59 - $39.02
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
A summary of the changes in the Company’s RSUs during the nine months ended September 30, 2018 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,288	$36.08
Granted	807	$40.48
Vested	(644)	$28.36
Cancelled	(18)	$29.96
Outstanding at September 30, 2018	2,433	$39.63
The granted amount includes the 94,854 PRSUs which is the maximum number that were granted to executives during the nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017, there was $58.3 million and $47.8 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 2.7 years and 2.9 years, respectively.
10. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$8,151	$18,499	$(4,172)	$58,872
Denominator:
Weighted-average shares used to compute net income (loss) per share - basic	40,495	39,259	40,217	38,754
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	1,565	2,498	—	2,906
Weighted-average shares used to compute net income (loss) per share - diluted	42,060	41,757	40,217	41,660
Net income (loss) per share
Basic	$0.20	$0.47	$(0.10)	$1.52
Diluted	$0.19	$0.44	$(0.10)	$1.41
The following common stock equivalents (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	95	90	1,087	90
Unvested restricted stock units and awards	692	545	1,436	424
Employee stock purchase plan	—	48	2	—
As discussed further in Note 9, in 2018 the Company granted a maximum of 94,854 PRSUs to executives that include a market condition and a service condition. An estimate of the number of shares contingently issuable based on average market prices through September 30, 2018 has been included in the antidilutive table above.
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2019 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over each respective lease term on a straight-line basis. Rent expense was $1.2 million for the three months ended September 30, 2018 and 2017, and $3.6 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2018, are as follows (in thousands):

Amounts
Remaining 2018	$843
2019	3,416
2020	3,444
2021	3,289
2022	2,410
Thereafter	5,546
Total	$18,948

In addition to the lease payments, the Company has committed to approximately $1.3 million for tenant improvements at its Maynard and San Jose facilities that are expected to be incurred during the next two quarters.
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
In May 2017, the Company announced a quality issue at one of its three contract manufacturers (the “Quality Issue”) that affected a portion of the units manufactured by the contract manufacturer over an approximate four month period, which is estimated at approximately 1,300 AC400 units and 5,100 CFP units under warranty. Based on the ongoing evaluation of such units, the Company established reserves to cover anticipated costs, including cost estimates for product repairs, rework of component inventory with the contract manufacturer and rescreening costs associated with this Quality Issue. These costs are estimated based on the results of completed testing in addition to yield, fall-out rates and component part recovery cost estimates based on the Company’s historical experience.
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty reserve, beginning of period	$7,077	$4,859	$8,306	$2,158
Provisions made to warranty reserve during the period	3,521	3,483	9,545	9,456
Charges against warranty reserve during the period	(2,889)	(4,923)	(10,142)	(8,195)
Warranty reserve, end of period	$7,709	$3,419	$7,709	$3,419
Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court and is currently pending a scheduling conference with the judge. While it is not possible to predict the outcome of this matter with certainty, based on the information available to the Company today, the Company currently believes that this lawsuit will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On October 23, 2018, the court entered a scheduling order requiring fact and expert discovery to be completed in the first half of 2019. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.
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
On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, seeks similar relief as the original actions, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.
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
On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation. The settlement involves certain corporate governance changes. The settlement is contingent on approval by the court in the District of Massachusetts hearing the consolidated derivative actions.
On September 14, 2018, the parties executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to the Company’s shareholders, and scheduling a hearing to consider final approval of the settlement. The plaintiffs will seek an award of attorneys’ fees and costs, which the Company intends to oppose. The settlement is not contingent on the plaintiffs’ request for attorneys’ fees and costs. The hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and costs is scheduled for December 19, 2018. There can be no assurance that the settlement will be approved by the court.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and nine months ended September 30, 2018 and 2017, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of September 30, 2018 and December 31, 2017, no amounts have been accrued related to such indemnification provisions.
12. INCOME TAXES
The Act was enacted on December 22, 2017 and, among other changes, this legislation: (1) reduced the U.S. federal corporate tax rate from 35% to 21%; (2) required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred; (3) created new taxes on certain foreign sourced earnings; (4) provided a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) included a new provision designed to currently tax certain global intangible low-taxed income (“GILTI”) of controlled foreign corporations, which allows for a deduction of up to 50% of GILTI (subject to some limitations) and the possibility of using foreign tax credits (“FTCs”) to reduce the resulting income tax liability (also subject to some limitations); and (6) limited the deduction for net operating loss carryovers generated in the taxable years beginning after December 31, 2017 to 80% of taxable income computed without regard to the deduction. Accounting Standard Codification (“ASC”) 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment.

As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of this legislation; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $31.4 million under SAB 118 as a component of income tax expense in the year ended December 31, 2017.
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. As a result of the one-time transaction tax under the Act, the impact of GILTI on the Company’s future foreign earnings, and the lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer needs to take a position as to the permanent reinvestment of certain of its foreign earnings. Moreover, the Company’s determination that foreign earnings are permanently reinvested will be limited in most cases to situations where foreign earnings are required to meet working capital needs.
The Company’s tax provision for interim periods has historically been determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. In the nine months ended September 30, 2018, the Company’s tax benefit was limited and was calculated based on its year-to-date results. The Company’s quarterly tax provision (benefit), and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions, as well as the portions of stock-based compensation that will either not generate tax benefits or the tax benefit is unpredictable and reflected when realized by employees.
For the three months ended September 30, 2018, the Company recorded income tax expense of $1.9 million as compared to a benefit from income taxes of $8.6 million for the three months ended September 30, 2017, resulting in an effective tax rate of 18.6% and (87.4)% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the Company recorded a benefit from income taxes of $10.0 million as compared to a benefit from income taxes of $24.6 million for the nine months ended September 30, 2017, resulting in an effective tax rate of 70.6% and (71.6)% for the nine months ended September 30, 2018 and 2017, respectively. The expense from income taxes recorded in the three months ended September 30, 2018 is primarily a result of the Company’s pre-tax income position, offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2018, as well as federal and state research and development credits. The benefit from income taxes recorded in the nine months ended September 30, 2018 is primarily a result of the Company’s pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2018, and federal and state research and development credits. The benefit from income taxes recorded in the three and nine months ended September 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three and nine months ended September 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure. The Company’s historical provision (benefit) for income taxes is not necessarily reflective of its future results of operations.
The Company has been selected for examination by the Internal Revenue Service for its 2014 through 2016 tax years. It is difficult to estimate the final outcome or when the examination will be settled.
As of September 30, 2018 and December 31, 2017, the Company identified $4.8 million and $4.5 million, respectively, of gross uncertain tax positions. Included in those balances as of September 30, 2018 and December 31, 2017 are $1.9 million and $2.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2018 and 2017, the amounts recorded related to the accrual of interest and penalties were immaterial in each period.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew this opinion to allow time for a reconstituted panel to confer on the appeal. As the final resolution with respect to cost-sharing of stock-based compensation remains unclear, the Company is currently not planning to revise its cost-sharing arrangements and will continue to monitor developments in the Altera case. A reinstatement of the Ninth Circuit Court of Appeals’ opinion could adversely affect the Company’s tax obligations and effective tax rate.

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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$15,857	$11,333	$48,443	$47,561
China	27,392	37,234	62,385	123,583
Germany	13,292	21,171	43,124	43,786
Thailand	20,759	15,975	32,731	32,694
Other	17,514	19,285	46,075	50,939
Total revenue	$94,814	$104,998	$232,758	$298,563
Total long-lived assets by country consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
United States	$19,123	$19,065
China	1,865	1,165
Thailand	4,973	7,065
Other	2,353	880
Total long-lived assets	$28,314	$28,175
14. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
A(1)	21%	31%	17%	34%
B	14%	16%	16%	15%
C	16%	15%	17%	11%
D	*	13%	*	*
E	16%	*	10%	*

*	Less than 10% of revenue in the period indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.
Customers or their contract manufacturers that accounted for equal to or greater than 10% of accounts receivable at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
A	25%	15%
B	11%	10%
C	10%	19%
F	12%	*

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in Japan, China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the three and nine months ended September 30, 2018 and 2017, total purchases from each of the suppliers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
W	*	*	*	25%
X	16%	20%	16%	22%
Y	56%	47%	48%	32%
Z	*	*	*	15%

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with one vendor were less than 10% during the three and nine months ended September 30, 2018, and were 25% and 17% during the three and nine months ended September 30, 2017, respectively.
15. RELATED PARTIES
One of the members of the Company’s Board of Directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made purchases from ADI of approximately $1.0 million and $1.4 million during the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $3.5 million during the nine months ended September 30, 2018 and 2017, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which no costs were incurred during the three months ended September 30, 2018 and $0.5 million of costs were incurred during the nine months ended September 30, 2018.
One of the members of the Company’s Board of Directors, Peter Y. Chung, is also a member of the board of directors of M/A-COM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases and $0.2 million of purchases from MACOM during the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.7 million of purchases during the nine months ended September 30, 2018 and 2017, respectively.

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
Revenue from our five largest customers, the mix of which customers varied across each period, was 76% and 79% during the three months ended September 30, 2018 and 2017, respectively, and 67% and 72% during the nine months ended September 30, 2018 and 2017, respectively.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$94,814	$104,998	$232,758	$298,563
Cost of revenue(1)	49,981	58,856	138,649	170,739
Gross profit	44,833	46,142	94,109	127,824
Operating expenses:
Research and development(1)	24,696	27,135	73,481	67,597
Sales, general and administrative(1)	12,134	10,105	39,406	28,164
Gain on disposal of property and equipment	—	—	—	(47)
Total operating expenses	36,830	37,240	112,887	95,714
Income (loss) from operations	8,003	8,902	(18,778)	32,110
Total other income, net	2,011	969	4,594	2,202
Income (loss) before provision (benefit) for income taxes	10,014	9,871	(14,184)	34,312
Provision (benefit) for income taxes	1,863	(8,628)	(10,012)	(24,560)
Net income (loss)	$8,151	$18,499	$(4,172)	$58,872

(1)	Stock-based compensation included in the condensed consolidated statements of operations data was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$508	$518	$1,601	$1,469
Research and development	4,654	3,743	12,909	10,516
Sales, general and administrative	2,577	2,159	7,355	5,177
Total stock-based compensation	$7,739	$6,420	$21,865	$17,162

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	53%	56%	60%	57%
Gross profit	47%	44%	40%	43%
Operating expenses:
Research and development	26%	26%	32%	23%
Sales, general and administrative	13%	10%	17%	9%
Gain on disposal of property and equipment	—%	—%	—%	—%
Total operating expenses	39%	35%	48%	32%
Income (loss) from operations	8%	8%	(8)%	11%
Total other income, net	2%	1%	2%	1%
Income (loss) before provision (benefit) for income taxes	11%	9%	(6)%	11%
Provision (benefit) for income taxes	2%	(8)%	(4)%	(8)%
Net income (loss)	9%	18%	(2)%	20%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenue
Revenue and the related changes during the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Revenue	$94,814	$104,998	$(10,184)	(10)%

Revenue decreased by $10.2 million, or 10%, to $94.8 million in the three months ended September 30, 2018 from $105.0 million in the three months ended September 30, 2017. The decrease was primarily due to a $29.3 million decrease in revenue from sales of products within our 100 Gbps product family and $2.1 million decrease in revenue from sales of products within our 400 Gbps product family, partially offset by a $21.2 million increase in revenue from sales of products within our 200 Gbps product family. Although we were able to resume shipments to ZTE following termination of the ZTE Ban effective July 13, 2018, as described in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the loss of ZTE revenue for part of the quarter was a contributing factor to the decreases.
Our product sales based on the geographic region of our customers’ delivery location, which in certain instances may be the location of a contract manufacturer rather than our end customer, are as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	September 30, 2018	Total Revenue	September 30, 2017	Total Revenue	$	%
	(dollars in thousands)
Americas	$16,633	18%	$11,582	11%	$5,051	44%
EMEA	19,971	21%	32,467	31%	(12,496)	(38)%
APAC	58,210	61%	60,949	58%	(2,739)	(4)%
Total revenue	$94,814	100%	$104,998	100%	$(10,184)	(10)%

Americas
Revenue from product sales to customers with delivery locations in the Americas increased by approximately $5.1 million, or 44%, to $16.6 million in the three months ended September 30, 2018 from $11.6 million in the three months ended September 30, 2017. The increase was primarily due to a $2.5 million increase in sales of products in our 200 Gbps product family and an increase of $1.7 million in sales of products in our 100 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in Europe, the Middle East and Africa, or EMEA, decreased by $12.5 million, or 38%, to $20.0 million in the three months ended September 30, 2018 from $32.5 million in the three months ended September 30, 2017. The decrease was primarily due to a $15.5 million decrease in sales of products in our 100 Gbps product family, partially offset by a $2.3 million increase in sales of products in our 200 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in the Asia Pacific region, or APAC, decreased by $2.7 million, or 4%, to $58.2 million in the three months ended September 30, 2018 from $60.9 million in the three months ended September 30, 2017. The decrease was attributable to a $15.5 million decrease in sales of products within our 100 Gbps product family and a $3.6 million decrease in sales of products in our 400 Gbps product family, partially offset by an increase of $16.4 million in sales of products within our 200 Gbps product family.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$49,981	$58,856	$(8,875)	(15)%
Gross profit percentage	47.3%	43.9%

Cost of revenue decreased $8.9 million, or 15%, to $50.0 million in the three months ended September 30, 2018 from $58.9 million in the three months ended September 30, 2017. The decrease was primarily due to decreased sales volume.
Our gross profit percentage increased to 47.3% in the three months ended September 30, 2018 compared to 43.9% in the three months ended September 30, 2017. The increase in gross profit percentage was primarily impacted by a favorable change in product mix.
Research and Development

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$24,696	$27,135	$(2,439)	(9)%

Research and development expense decreased $2.4 million, or 9%, to $24.7 million in the three months ended September 30, 2018 from $27.1 million in the three months ended September 30, 2017, primarily due to a $5.8 million decrease related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program. This decrease was partially offset by a $3.4 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap.
Sales, General and Administrative

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$12,134	$10,105	$2,029	20%

Sales, general and administrative expenses increased $2.0 million, or 20%, to $12.1 million in the three months ended September 30, 2018 from $10.1 million in the three months ended September 30, 2017, primarily due to an increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$2,011	$969	$1,042	108%

Total other income, net, was $2.0 million during the three months ended September 30, 2018, as compared to $1.0 million during the three months ended September 30, 2017, primarily due to an increase in interest income from marketable securities.
Provision (Benefit) from Income Taxes

	Three Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Provision (benefit) from income taxes	$1,863	$(8,628)	$10,491	(122)%
Effective tax rate	19%	(87)%		106%

Tax expense for the three months ended September 30, 2018 was $1.9 million compared to an income tax benefit of $8.6 million for the three months ended September 30, 2017. The tax expense recorded in the three months ended September 30, 2018 is primarily a result of the Company’s pre-tax income position for the quarter which was partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2018, as well as federal and state research and development credits. The benefit from income taxes recorded in the three months ended September 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue
Revenue and the related changes during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Revenue	$232,758	$298,563	$(65,805)	(22)%

Revenue decreased by $65.8 million, or 22%, to $232.8 million in the nine months ended September 30, 2018 from $298.6 million in the nine months ended September 30, 2017. The decrease was primarily due to a $74.1 million decrease in revenue from sales of products within our 100 Gbps product family and a $31.7 million decrease in revenue from sales of products within our 400 Gbps product family. These decreases in revenue were partially offset by a $40.0 million increase in revenue from sales of products within our 200 Gbps product family. The loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018, was a contributing factor to the decreases.
Our product sales based on the geographic region of our customers’ delivery location are as follows:

	Nine Months Ended	As a % of	Nine Months Ended	As a % of	Change in
	September 30, 2018	Total Revenue	September 30, 2017	Total Revenue	$	%
	(dollars in thousands)
Americas	$51,973	22%	$49,365	16%	$2,608	5%
EMEA	66,986	29%	76,761	26%	(9,775)	(13)%
APAC	113,799	49%	172,437	58%	(58,638)	(34)%
Total revenue	$232,758	100%	$298,563	100%	$(65,805)	(22)%

Americas
Revenue from product sales to customers with delivery locations in the Americas increased by $2.6 million, or 5%, to $52.0 million in the nine months ended September 30, 2018 from $49.4 million in the nine months ended September 30, 2017. The increase was primarily due to a $6.8 million increase in sales of products within our 200 Gbps product family and a $1.8 million increase in sales of products within our 400 Gbps product family, partially offset by a decrease of $6.0 million in sales of products within our 100 Gbps product family.
Europe, the Middle East and Africa
Revenue from product sales to customers with delivery locations in EMEA decreased by $9.8 million, or 13%, to $67.0 million in the nine months ended September 30, 2018 from $76.8 million in the nine months ended September 30, 2017. The decrease was primarily due to a $21.5 million decrease in sales of products within our 100 Gbps product family, partially offset by an $11.1 million increase in sales of products in our 200 Gbps product family.
Asia Pacific
Revenue from product sales to customers with delivery locations in APAC decreased by $58.6 million, or 34%, to $113.8 million in the nine months ended September 30, 2018 from $172.4 million in the nine months ended September 30, 2017. The decrease was primarily due to a $46.6 million decrease in sales of products within our 100 Gbps product family and a $34.1 million decrease in sales of products within our 400 Gbps product family, partially offset by a $22.1 million increase in sales of products within our 200 Gbps product family. The loss of ZTE revenue as a result of the ZTE Ban, which was terminated effective July 13, 2018, was a contributing factor to the decreases.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$138,649	$170,739	$(32,090)	(19)%
Gross profit percentage	40.4%	42.8%

Cost of revenue decreased by $32.1 million, or 19%, to $138.6 million in the nine months ended September 30, 2018 from $170.7 million in the nine months ended September 30, 2017. The decrease was primarily the result of decreased sales volume.
Our gross profit percentage decreased to 40.4% in the nine months ended September 30, 2018 compared to 42.8% in the nine months ended September 30, 2017. The decrease was primarily due to the impact of semi-fixed costs relative to the current period revenue volume, partially offset by a favorable change in product mix.
Research and Development

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$73,481	$67,597	$5,884	9%

Research and development expense increased $5.9 million, or 9%, to $73.5 million in the nine months ended September 30, 2018 from $67.6 million in the nine months ended September 30, 2017, primarily due to a $7.2 million increase in personnel-related and other costs and a $3.0 million increase in prototype development costs as we continued investing in our product and technology roadmap, partially offset by a $4.3 million decrease related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$39,406	$28,164	$11,242	40%

Sales, general and administrative expenses increased $11.2 million, or 40%, to $39.4 million in the nine months ended September 30, 2018 from $28.2 million in the nine months ended September 30, 2017, primarily due to a $6.3 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources, as well as a $4.9 million increase in professional service expenses. The increase in professional service expenses was primarily attributable to increased legal expenses, including costs incurred in connection with the securities class action lawsuit, which was dismissed on June 25, 2018, and the pending purported shareholder derivative lawsuit, and with respect to which the parties reached an agreement in principle to settle on July 19, 2018. A hearing to consider final settlement approval of the consolidated derivative actions is scheduled for December 19, 2018.
Other Income, Net

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$4,594	$2,202	$2,392	109%

Total other income, net, was $4.6 million during the nine months ended September 30, 2018, as compared to $2.2 million during the nine months ended September 30, 2017, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Nine Months Ended September 30,		Change in
	2018	2017	$	%
	(dollars in thousands)
Benefit from income taxes	$(10,012)	$(24,560)	$14,548	(59)%
Effective tax rate	71%	(72)%		143%

The benefit from income taxes for the nine months ended September 30, 2018 was $10.0 million compared to $24.6 million for the nine months ended September 30, 2017. The benefit from income taxes recorded in the nine months ended September 30, 2018 is primarily a result of our pre-tax loss position in the nine months ended September 30, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2018 and federal and state research and development credits. The benefit from income taxes recorded in the nine months ended September 30, 2017 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2017 and the favorable effect of foreign statutory tax rates applicable to income earned outside the United States under the Company’s corporate structure.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$70,361	$115,761
Marketable securities	321,690	232,703
Working capital	379,207	376,325
Net cash provided by operating activities	47,677	43,447
Net cash used in investing activities	(35,432)	(139,057)
Net cash (used in) provided by financing activities	(9,379)	3,339

We have historically funded our operating and capital expenditures primarily through cash generated from operations, as well as our initial public offering, or IPO, and follow-on offering completed in 2016. As of September 30, 2018, we had cash and cash equivalents totaling $70.4 million, marketable securities of $321.7 million and accounts receivable of $81.5 million.
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
On April 30, 2018, our Board of Directors authorized a stock repurchase program for the repurchase of up to $60.0 million of our common stock that will expire on December 31, 2018, of which $47.3 million remains available to repurchase shares as of September 30, 2018.
Operating Activities

Net cash provided by operating activities consists primarily of net (loss) income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes and other non-cash (benefits) charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $47.7 million in the nine months ended September 30, 2018 as compared to $43.4 million in the nine months ended September 30, 2017. The increase of $4.2 million was primarily due to a a $47.3 million increase in cash related to changes in operating assets and liabilities and a $20.0 million increase in non-cash expense items primarily consisting of depreciation, stock-based compensation and deferred income taxes, partially offset by a $63.0 million decrease in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of a $45.8 million increase in cash due to a decreased inventory balance as compared to December 31, 2017, a $19.2 million increase in cash due to the timing of our prepaid expenses and other assets, and a $5.8 million increase in cash due to the timing of deferred revenue. These increases were partially offset by a $12.9 million decrease in cash due to the timing of our accounts payable and accrued liabilities and a $7.4 million decrease in cash due to the timing of accounts receivable collections in the nine months ended September 30, 2018.
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
Net cash used in investing activities in the nine months ended September 30, 2018 was $35.4 million, as compared to $139.1 million in the nine months ended September 30, 2017. This change was primarily attributable to a $104.8 million decrease in net purchases of marketable securities during the nine months ended September 30, 2018, partially offset by a $1.3 million increase in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash used in financing activities during the nine months ended September 30, 2018 was $9.4 million, as compared to net cash provided by financing activities of $3.3 million during the nine months ended September 30, 2017. The decrease is primarily attributable to the acquisition of $12.7 million of treasury stock during the nine months ended September 30, 2018.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments for our facilities, purchase obligations and tax liabilities. The following table summarizes these contractual obligations at September 30, 2018. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$18,948	$843	$6,860	$5,699	$5,546
Purchase obligations (2)	52,403	52,403	—	—	—
Income taxes payable (3)	19,205	—	1,829	3,658	13,718
Unrecognized tax benefits (4)	1,911	—	—	—	—
Total	$92,467	$53,246	$8,689	$9,357	$19,264

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and January 2022, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2019 and 2021. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1.2 million for the three months ended September 30, 2018 and 2017, and $3.6 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of September 30, 2018 are as follows (in thousands):

Amounts
Remaining 2018	$843
2019	3,416
2020	3,444
2021	3,289
2022	2,410
Thereafter	5,546
Total	$18,948

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

(3)
Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred until the enactment of the U.S. Tax Cuts and Jobs Act, or the Act, in December 2017. The Act allows the tax liability to be paid on an installment basis over eight years.

(4)
We had $4.8 million of uncertain tax positions as of September 30, 2018. Included in the balance of unrecognized tax benefits as of September 30, 2018 were $1.9 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, repurchase agreements, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the three and nine months ended September 30, 2018. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court and is currently pending a scheduling conference with the judge. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On October 23, 2018, the court entered a scheduling order requiring fact and expert discovery to be completed in the first half of 2019. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

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

On November 7, 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504). On November 9, 2017, the court appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint makes allegations similar to those in the original four complaints, against the same defendants, seeks similar relief as the original actions, and alleges that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. The court held a hearing on the motions to dismiss on March 29, 2018, afforded the plaintiffs an additional 30 days to file a motion for leave to file a further amended complaint, and took the motions to dismiss under advisement. On April 30, 2018, plaintiffs filed a motion for leave to amend the complaint. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.

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

On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation. The settlement involves certain corporate governance changes. The settlement is contingent on approval by the court in the District of Massachusetts hearing the consolidated derivative actions.

On September 14, 2018, the parties executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to our shareholders, and scheduling a hearing to consider final approval of the settlement. The plaintiffs will seek an award of attorneys’ fees and costs, which we intend to oppose. The settlement is not contingent on the plaintiffs’ request for attorneys’ fees and costs. The hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and costs is scheduled for December 19, 2018. There can be no assurance that the settlement will be approved by the court.

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

ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the 2017 Form 10-K and in Part II, Item 1A of the Form 10-Qs for the quarters ended March 31, 2018 and June 30, 2018, in each case under the heading “Risk Factors.” These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
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
We have historically generated most of our revenue from a limited number of customers. In 2017, 2016, 2015, and the nine months ended September 30, 2018 and 2017, our five largest customers in each period (which differed by period) collectively accounted for 70%, 78%, 74%, 67% and 72%, respectively, of our revenue. In 2017, 2016, 2015, and the nine months ended September 30, 2018 and 2017, ADVA Optical Networking North America, Inc. accounted for 15%, 26%, 22%, 16% and 15%, respectively, of our revenue and ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, or ZTE, accounted for 30%, 32%, 28%, 17% and 34%, respectively, of our revenue. In addition, during 2017, 2015, and the nine months ended September 30, 2018 and 2017, Coriant, Inc., which was acquired by Infinera Corporation on October 1, 2018, accounted for 11%, 13%, 17% and 11%, respectively, of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a longer, ten-year denial order; future Congressional legislation, if enacted, could impose restrictions on our ability to do business with ZTE; and we may need to suspend our business with ZTE if we conclude or are notified by the U.S. Department of Commerce that ZTE presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with ZTE is not feasible or desirable.
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks, and some customers may decline to purchase our products that contain parts or components from, or that were manufactured by, suppliers and service providers that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the third quarter of 2017 which were greater than its purchases in the second quarter of 2017, however, orders from that customer decreased more than 50% in the fourth quarter of 2017 and did not return to third quarter 2017 purchasing levels for the remainder of 2017, or during the first or second quarter of 2018. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen and may in the future see consolidation of our customer base which could result in loss of customers, reduced purchases or may increase the concentration of our customer purchases. For example, Infinera Corporation acquired one of our other customers, Coriant, Inc., on October 1, 2018. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
Since January 1, 2013, we have shipped our products to customers located in 20 foreign countries. In 2017, 2016, 2015, and the nine months ended September 30, 2018 and 2017, we derived 84%, 82%, 82%, 79% and 84%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2017, 2016, 2015, and the nine months ended September 30, 2018 and 2017, we derived 39%, 41%, 36%, 27% and 41%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

The current U.S. Administration has been undertaking significant changes to U.S. trade policy, including the imposition of tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Since we rely primarily upon non-U.S. manufacturers to make our products, such actions, whether adopted or threatened, and the perceived negative effect of such actions, could have a disproportionate impact on us and make our products more expensive and less competitive in domestic markets. Further, these changes in U.S. trade policy have triggered retaliatory actions by affected countries, the continuation of which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, impose additional or increased tariffs on imports of U.S. goods, require Chinese companies to use more local suppliers, compel companies that do business in China to partner with local companies and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During 2016 and 2015, we experienced revenue growth rates of 100% and 63%, respectively, as compared to the preceding annual period. Conversely, in 2017 and for the nine months ended September 30, 2018 and 2017, our revenue declined 19%, 22%, and 11%, respectively, as compared to the preceding nine month and annual periods. The revenue growth rates we experienced in 2016 and 2015 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Although we were profitable in the years ended December 31, 2014 through 2017, and for the nine months ended September 30, 2017, we incurred operating losses in 2009 through 2013 and again in the nine months ended September 30, 2018. We may not be able to return to, sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to return to, sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.

We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in 2016, the U.S. Department of Commerce published a final rule that added ZTE to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, which had the practical effect of preventing us from making any sales to ZTE for a period of time until a temporary general license was issued, and subsequently extended, by the U.S. Department of Commerce. The temporary license enabled us to resume sales to ZTE until a settlement agreement between the U.S. Department of Commerce and ZTE was ultimately reached and ZTE was removed from the Entity List. However, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by the settlement. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a longer, ten-year denial order; future Congressional legislation, if enacted, could impose restrictions on our ability to do business with ZTE; and we may need to suspend our business with ZTE if we conclude or are notified by the U.S. Department of Commerce that ZTE presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with ZTE is not feasible or desirable.
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks, and some customers may decline to purchase our products that contain parts or components from, or that were manufactured by, suppliers and service providers that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects. Further, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.
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
In addition, we could be forced to expend significant resources in the defense of securities or other litigation in the future. Class action, derivative lawsuits and other securities or other litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
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
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service, or IRS, in the United States and will be subject to periodic examination of our income tax returns by taxing authorities in other tax jurisdictions. For example, we have been selected for examination by the IRS for our 2014 through 2016 tax years. We assess and will continue to assess on a regular basis the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.
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

•	investors’ general perception of us;

•	significant short interest in our stock;

•	sales of large blocks of our stock;

•	loss of any of our key customers;

•	announcements regarding further industry consolidation;

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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the U.S. Tax Cuts and Jobs Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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
As of October 26, 2018, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 28% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 26, 2018, we had 40,443,237 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of October 26, 2018, there were 1,183,582 shares subject to outstanding options, 2,455,166 shares subject to outstanding restricted stock units, or RSUs, and an additional 4,078,781 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 9,785,190 shares of our common stock as of October 26, 2018 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
In April 2018, our board of directors authorized a stock repurchase program of up to $60.0 million of our common stock through December 31, 2018, of which $47.3 million remains available to repurchase shares as of September 30, 2018. Although our board of directors has authorized this stock repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated, that we will make any purchases under the program at all or that the program will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our common stock. In addition, the program could diminish our cash reserves, which could limit our ability to pursue other business opportunities.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides the Company’s share repurchase activity during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	—	$—	24,143	$59,228,603
August 1 - 31, 2018	181,359	37.67	205,502	52,391,849
September 1 - 30, 2018	128,800	39.51	334,302	47,300,388
Total	310,159	$38.44	334,302	$47,300,388

(1) Our board of directors approved the repurchase by us of our common stock having a value of up to $60.0 million in the aggregate pursuant to the repurchase program we publicly announced on May 3, 2018. The expiration date of the repurchase program is December 31, 2018.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.

None.
ITEM 6. Exhibits.
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2018).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: November 1, 2018	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer