Form 10-K
period 2018-12-31
Acacia Communications, Inc.
filed 2019-02-21
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $946.1 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, and their affiliates, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 15, 2019, there were 40,258,201 shares of the Registrant’s common stock, $0.0001 par value, outstanding.

PART I
Cautionary Note on Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. Our semiconductor product group consists of our low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and our silicon photonic integrated circuits, or silicon PICs, which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, our modules can be easily integrated with customers’ network equipment. The advanced software in our modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
Our modules are rooted in our low-power coherent DSP ASICs and/or silicon PICs, which we have specifically developed for our target markets. Our coherent DSP ASICs and silicon PICs are manufactured using complementary metal oxide semiconductor, or CMOS. CMOS is a widely-used and cost-effective semiconductor process technology. Using CMOS to siliconize optical interconnect technology enables us to integrate increasing functionality into our products, benefit from higher yields and reliability associated with CMOS, capitalize on regular improvements in CMOS performance and density, and reduce costs. Our use of CMOS also enables us to use outsourced foundry services rather than requiring custom fabrication to manufacture our products. In addition, our use of CMOS and CMOS-compatible processes enables us to take advantage of the technology, manufacturing and integration improvements driven by other computer and communications markets that rely on CMOS.
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
We sell our products through a direct sales force to leading network equipment manufacturers, network operators and cloud service providers. Our revenues for the years ended December 31, 2018, 2017 and 2016 were $339.9 million, $385.2 million and $478.4 million, respectively. Our net income for the years ended December 31, 2018, 2017 and 2016 were $4.9 million, $38.5 million and $131.6 million, respectively. As of December 31, 2018, 2017 and 2016, our total assets were $601.9 million, $611.3 million and $516.9 million, respectively.
Industry Background
Growing Demand for Bandwidth and Network Capacity
Global Internet Protocol, or IP, traffic is projected to more than triple from 4.1 exabytes per day in 2017 to 13.2 exabytes per day in 2022, representing a projected 26% compound annual growth rate, or CAGR, according to Cisco’s Visual Networking Index: Forecast and Trends, 2017-2022, dated November 2018, or the VNI Report. This projected rapid growth in IP traffic is the result of several factors, including:

•
Increased data and video consumption.    Over the last decade, the proliferation of new technologies, applications, Web 2.0-based services and Internet-connected devices has led to increasing levels of Internet traffic and congestion and the need for greater bandwidth. Video traffic, in particular, is growing rapidly, and placing significant strains on network capacity. The VNI Report estimates that by 2022, video traffic will represent 82% of all global consumer IP traffic, forecast to be 293 exabytes per month in 2022, up from 77 exabytes per month in 2017. According to the

VNI Report, from 2017 to 2022, video traffic and all global consumer IP traffic are expected to increase by projected 34% and 31% CAGRs, respectively.

•
Growth in mobile and 4G/LTE/5G communications.    The increasing demand for data- and video-intensive content and applications on mobile devices is driving significant growth in mobile data and video traffic and has led to the proliferation of advanced wireless communication technologies, such as 4G/LTE, which depend on wired networks to function. Next generation 5G network build-outs anticipated over the next few years will drive the need for higher capacity optical interfaces in backhaul and metro networks. According to the VNI Report, global mobile data traffic is expected to increase nearly seven-fold from 2017 to 2022, a projected 46% CAGR, reaching 77.5 exabytes per month by 2022.

•
Proliferation of cloud services.    Enterprises are increasingly adopting cloud services to reduce IT costs and enable more flexible operating models. Consumers are increasingly relying on cloud services to satisfy video, audio and photo storage and sharing needs. Together, these factors are driving increased Internet traffic as cloud services are accessed and used. According to the Cisco Global Cloud Index, dated November 2018, or the GCI Report, global cloud data center traffic is expected to reach 19.5 zettabytes, or ZB, per year by 2021, up from 6.0 ZB per year in 2016, a projected 27% CAGR, and to represent 95% of total data center traffic by 2021, compared to 88% in 2016.

•
Changing traffic patterns.    Content service providers and data center operators are increasingly building their own networks of connected data centers to handle the increasing amounts of data generated by today’s modern applications that require more complex processing. The architectures of these connected data centers dramatically increase the amount of data being transmitted within these data center networks. For example, virtual assistants like Amazon’s Alexa and Apple’s Siri require significant processing in the cloud. As a result, the East-West, or E-W, traffic created in response to processing these incoming requests are expected to be greater than the North-South, or N-S, network utilization. As indicated by the GCI Report, it is estimated that by 2021, enterprises will move from an 85/15 mix of N-S/E-W traffic to a 15/85 mix with greater than five times more E-W traffic than that between the servers and the requesting devices, such as desktops, mobile devices and IoT devices, among others.

•
Adoption of the “Internet of Things.”    Significant consumer, enterprise and governmental adoption of the “Internet of Things,” which refers to the global network of Internet-connected devices embedded with electronics, software and sensors, is anticipated to strain network capacity further and increase demand for bandwidth. The VNI Report estimates that globally, there will be approximately 28.5 billion networked devices in 2022, up from 18 billion such devices in 2017.

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

As they build their network service offerings, cloud and service providers and network equipment manufacturers weigh these characteristics differently based on the particular demands and challenges they face. For example, cloud or service providers operating long-haul networks that transmit large amounts of data between Boston and San Francisco have relatively few connection points in their networks and may be more sensitive to speed and manageability of the optical interconnect technology and less focused on power consumption. In contrast, metro network operators or cloud or service providers operating inter-city or intra-city networks may face space and power constraints, as well as constantly changing workload needs, and be most focused on density, power consumption and automation.
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
Our Solution—The Siliconization of Optical Interconnect Technology
We have developed several families of high-speed coherent interconnect modules that reduce the complexity, size, power consumption and cost of optical interconnect technology, while simultaneously improving network performance, speed and accelerating the pace of innovation in the optical networking industry. We build these advanced optical interconnect products using silicon, by implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect. The siliconization of optical interconnect allows us to integrate previously disparate optical functions into a single solution, leading to significant improvements in density and cost and allowing us to benefit from ongoing advances in CMOS. Our optical interconnect solution includes sophisticated modules that perform a majority of the digital signal processing and optical functions required to process network traffic at transmission speeds of 100 Gbps and above in long-haul, metro and inter-data center networks. Our modules meet the needs of cloud and service providers for optical interconnect products in a simple, open, high-performance form factor that can be easily integrated in a cost-effective manner with existing network equipment.
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
We believe we were the first independent vendor to introduce at commercial scale both a coherent DSP ASIC and a silicon PIC integrated into an optical interconnect module. By designing our silicon PIC in CMOS, which is widely used in the semiconductor industry and generally does not require special packaging, we are able to reduce cost, increase reliability and take advantage of the ongoing improvement of CMOS technology, as well as contract with foundries for the manufacture of many of our products. Our silicon PIC incorporates several key optics functions, including modulation and transmission/reception functions, and supports transmission distances for long-haul, metro and inter-data center applications. We believe that our silicon PIC was the first commercially available PIC to include all of these functions over a broad range of transmission distances. By building both our coherent DSP ASIC and our silicon PIC in CMOS, we can improve the performance and efficiency of the optical interconnect technology and benefit from engineering synergies.
The advantages of our solution include:

•
Industry-leading speed, density and power consumption.    We believe that our coherent DSP ASICs, silicon PICs and 100 to 1,200 Gbps optical interconnect modules consume less power and have higher density than comparable optical interconnect products. Our modules perform functions that have traditionally been provided by several discrete pieces of network equipment.

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

•
Ease of deployment.    By leveraging industry-standard interfaces, our modules enable cloud and service providers to immediately increase the speed and capacity of their networks by replacing their legacy 10 or 40 Gbps components with our 100 to 1,200 Gbps modules in their existing equipment. Our modules can also easily be deployed in next generation network equipment.

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

•
Track record of rapid innovation driven by advanced design methodologies.    We maximize the pace of innovation through a number of measures, including the creation of an expanding tool box of digital signal processing algorithms, ASIC implementations, CMOS-compatible optics subsystems and related intellectual property, which enable us to develop complex products at a competitive pace by reusing and expanding existing solutions. Our development, verification and test infrastructure and methodologies involve extensive automation, which increase the speed and quality of our development. Our ability to innovate at a rapid pace enables us to offer products purpose-built for different applications and based on the newest CMOS technology. We believe these design, innovation and development capabilities have enabled us, and we believe will continue to enable us, to develop and introduce state-of-the-art optical interconnect modules, coherent DSP ASICs and silicon PICs for use in applications across multiple markets, including long-haul, metro and inter-data center.

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

•
Strong management and engineering teams with significant industry expertise.    We have deliberately built our management and engineering teams, of which our founders remain a key part, to include personnel with extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. As of December 31, 2018, approximately 77% of our employees are engineers or have other technical backgrounds, and approximately 48% of our employees hold a Ph.D. or other advanced degree. Each element of our solution is developed by experts in the relevant field. Our collaborative development culture encourages employees with diverse experiences and expertise to work together to create innovative solutions.

Our Strategy
Our goal is to become the leading provider of high-speed interconnect technology that underpins the world’s data and communication networks. To grow our business and achieve our mission, we are pursuing the following strategies:

•
Continue to innovate and extend our technology leadership.    Our coherent DSP ASICs and silicon PICs are at the heart of our products’ abilities to deliver cost-efficient high performance. We intend to continue to invest in our technology to deliver innovative and high-performance products and to identify and solve challenging interconnect needs. We expect that our continued investments in research and development will enable us to expand and enhance the capabilities of our CMOS-based products in order to continue to develop higher-capacity and higher-density software-enabled products. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. We also plan to continue to invest in silicon PIC innovation and its optimization with our coherent DSP ASICs in order to serve the growing demand for bandwidth.

•
Increase penetration within our existing customer base.    We focus heavily on the needs of our customers and frequently innovate in partnership with them to deliver cost-effective products that meet their specific needs. As we continue to enhance and expand our product groups, and as our existing customers seek to expand and improve their network equipment technology, we believe there is potential to generate additional revenue through sales of existing and new products to these customers.

•
Continue to expand customer base.    We believe there continues to be unmet need for high-speed, cost-efficient interconnect products among cloud and service providers. Historically, our sales were primarily to network equipment manufacturers that did not have internally developed coherent DSP ASICs. More recently, we have had success in marketing and selling our products to network equipment manufacturers that have internally developed their own coherent DSP ASICs. We believe that the benefits of our solution, supported by the success of existing customers as references, will drive more network equipment manufacturers to purchase their interconnect products from us. We plan to continue to acquire new customers through expanded sales and marketing and brand recognition efforts.

•
Grow into adjacent markets.    We believe that growth in fiber optics-based communications is likely to accelerate, partly driven by the cost and density advantages of our CMOS solution, and that this growth, together with expansion in other markets that depend on high-speed networking capabilities, as well as adjacent markets, such as access aggregation in 5G, Multi-System Operators and Fiber to the x, and intra-data center networking, will result in demand for additional applications for our products. These adjacent markets often place a greater importance on interoperability standards than traditional telecom applications. The purpose of the 400ZR project at the Optical Internetworking Forum, and parallel efforts at CableLabs and the Institute of Electrical and Electronics Engineers, or IEEE, is to address this need for interoperability and, in some cases, consider additional specifications and requirements of these adjacent market applications. We believe our ability to develop compact, pluggable, low-power optical interconnect products will create further opportunities for us to serve new types of customers, including companies that do not have sufficient optical engineering expertise to develop systems using current interconnect technologies.

•
Selectively pursue investments, acquisitions or other strategic transactions.    Although we are focused on expanding our market share organically, we may pursue investments, acquisitions or other strategic transactions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy.

Our Products
Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our optical interconnect technology products consist of families of high-capability, scalable, cost-efficient optical interconnect modules that are rooted in our coherent DSP ASIC and silicon PIC components. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 Gbps per module for use in long-haul, metro and inter-data center markets. Our module products incorporate our proprietary advanced system-in-a-module software, which, through a standardized interface, enables seamless installation, configuration and operation and a high level of performance monitoring. Our semiconductor product group consists of our low-power coherent DSP ASICs and our silicon PICs, which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules.
We have developed and manufacture, sell and support the following high-speed coherent interconnect modules and components across three product groups:
Embedded Modules
AC1200 Flex Product Family
Our AC1200 product family, currently ramping in production, utilizes two wavelengths, with up to 600 Gbps capacity each, and supports transmission capacity of up to 1,200 Gbps. Our AC1200 module is software configurable to optimize transmission speeds, fiber capacity, compensation for signal impairment and power consumption for multiple network applications, including inter-data center, metro, long-haul and submarine.
AC400 Flex Product Family

Our AC400 Flex product family supports transmission capacities ranging from 100 to 400 Gbps per module in a 5” x 7” form factor. Modules in our AC400 Flex product family are software configurable to optimize transmission speeds, fiber capacity, compensation for signal impairment and power consumption for multiple network applications, including inter-data center, metro, long-haul and submarine, spanning transmission distances up to 12,000 km and greater.
AC100-MSA Product Family
Our AC100-MSA product family supports 100 Gbps transmission speeds over distances of up to 12,000 km in an industry-standard 5” x 7” form factor. The modules in our AC100-MSA product family rely on advanced soft decision forward error correction, or FEC, and are mainly used in metro and long-haul network applications. This product is approaching the end of its volume life cycle.
Pluggable Modules
CFP2-DCO Product Family
Our CFP2-DCO product family supports up to 200 Gbps transmission speeds, using QPSK, 8QAM and 16QAM modulation, over distances of up to 2,500 km in an industry standard CFP2 form factor. The module supports interoperable staircase FEC, as well as Acacia proprietary soft decision FEC, and is mainly used in inter-data center, metro and long-haul network applications.

CFP2-ACO Product Family
Our CFP2-ACO product family supports transmission speeds of up to 200 Gbps over distances of up to 2,500 km using an industry-standard, CFP2 pluggable form factor that was designed in accordance with the Implementation Agreement defined by the Optical Internetworking Forum. This module has an analog electrical interface and a linear optical transmitter and receiver that supports multiple modulation formats and transmission capabilities of 100 and 200 Gbps based on the selected format. Our CFP2-ACO offers an optics-only solution for customers who currently rely on in-house DSP capabilities.
AC100-CFP Product Family
Our AC100-CFP product family supports 100 Gbps transmission speeds over distances of up to 2,500 km in an industry-standard, pluggable CFP form factor. The modules in our AC100-CFP product family utilize our internally developed silicon PIC technology and are mainly used in metro, inter-data center and long-haul network applications.
Semiconductors
DSP ASICs
Our coherent DSP ASICs incorporate our proprietary signal processing algorithms to meet the power and performance requirements of the inter-data center, metro, long-haul and submarine markets. We selectively offer our coherent DSP ASIC as a standalone component to customers designing their own coherent modules and line-cards.
Silicon PICs
Our coherent silicon PICs incorporate multiple coherent optical functions, such as transmission and reception, in a single package. The high level of integration in our silicon PICs enables high density designs of coherent modules and linecards. We selectively offer our silicon PIC as a standalone component to customers for designs that may or may not utilize our DSP components.
Sales and Marketing
We curently market and sell our products through a direct sales force consisting of sales personnel and centralized and field-based technical customer support and may in the future market and sell our products through third-party distributors. Our sales force also works closely with our product line management personnel to support strategic sales activities.
Our products typically have a long sales cycle, requiring discussions with prospective customers in order to better understand their network and system level requirements and technology roadmaps. Our customers are predominantly network equipment manufacturers, network operators and cloud service providers and we have discussions with them regarding the requirements of their end customers, which provides our sales force with insight into how our products will be integrated into our customers’ solutions and how these systems will be deployed in the networks of their end customers. This sales process requires us to develop strong customer relationships. The period of time from our initial contact with a prospective or current customer to the receipt of purchase orders for high-volume production is frequently a year or more. Prospective customers perform system and network level testing before equipment is deployed in a network carrying live traffic. We perform extensive reliability and verification testing based on industry standards and as further guided by the requirements of our customers. This phase of our sales cycle can take several months and purchase arrangements may not be entered into until after this phase is completed. In addition, once the first purchase order is placed by a customer, it may take several months or longer for that customer to increase the volume of its purchases.
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
Our in-house sales personnel also assist customers with orders, delivery requirements and warranty returns. Our technical support engineers respond to technical and product-related questions, provide simulation tools to enable customers to optimize their optical link design and provide application support to customers who have incorporated our products into their systems. In general, we have centralized our technical support operations at our corporate headquarters in Maynard, Massachusetts. Our centralized customer support operations allow our technical customer support personnel to work directly with our research and development and operations personnel on first-line customer technical support as well as escalated specialized technical support, which reduces the time it takes to identify and address our customers’ issues and helps our personnel maintain and improve upon their technical skills. We also provide first-line customer technical support to our international customers on-site from our offices in California, China and Europe.
Customers
The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 30 during 2018. We have historically generated most of our revenue from a limited number of customers. In 2018, 2017 and 2016, our five largest customers in each period (which differed by period) collectively accounted for 74%, 70% and 78% of our revenue, respectively. In 2018, ZTE, Infinera Corporation, or Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, ADVA Optical Networking North America, Inc., or ADVA, and Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 20%, 17%, 15% and 14% of our revenue, respectively. In 2017, ZTE, ADVA and Coriant accounted for 30%, 15% and 11% of our revenue, respectively. In 2016, ZTE and ADVA accounted for 32% and 26% of our revenue, respectively.
Manufacturing
We utilize a range of CMOS and CMOS-compatible processes to develop and manufacture the coherent DSP ASICs, silicon PICs and other components that are designed into our modules. We select the semiconductor process and foundry that provides the best combination of performance, cost and feature attributes necessary for our products.
We engage two contract manufacturers to test, build and inspect modules incorporating our coherent DSP ASICs, silicon PICs and other components for high-volume production of our products. These contract manufacturers also implement many customer-specific configurations and packaging requirements before shipment to our customers. We build the test systems used by our contract manufacturers. We also directly manufacture prototype products during initial new product introduction. We believe our outsourced manufacturing model enables us to focus our resources and expertise on the design, sale, support and marketing of our products to best meet customer requirements. We also believe that this manufacturing model provides us with the flexibility required to respond to new market opportunities and changes in customer demand, simplifies the scope of our operations and administrative processes and significantly reduces our working capital requirements, while providing the ability to scale production rapidly.
We subject our contract manufacturers, fabrication foundries and the suppliers of standard, as well as our custom-designed, components to qualification requirements in order to meet the high quality and reliability standards required of our products. Our engineers and supply chain personnel work closely with our contract manufacturers and fabrication foundries to increase yield, reduce manufacturing costs, improve product quality and ensure that component sourcing strategies are in place to support our manufacturing needs.

Research and Development
Our engineering group has extensive experience in optical systems and networking, digital signal processing, ASIC development and design, silicon photonic integration, system software development and high-speed electronics design. As of December 31, 2018, approximately 77% of all our employees are engineers or have other technical backgrounds, and approximately 48% of all our employees hold a Ph.D. or other advanced degree. We utilize our hardware and software expertise to integrate coherent DSP ASICs and silicon PICs into high-speed interconnect products that are compatible with industry-standard form factor, interfaces and power consumption requirements. We participate in industry groups such as Open ROADM, Optical Internetworking Forum, CableLabs and IEEE to help drive the industry towards standardization that allows for the integration of our products into diverse optical systems. In addition, we offer our integration expertise to our customers to help expedite their adoption of new products.
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
Our research and development facilities are located in Maynard, Massachusetts, Holmdel, New Jersey, San Jose, California, Ottawa, Canada, Bengaluru, India and Wooburn Green, United Kingdom. We have devoted approximately 116,000 square feet of space to our research and development facilities, which we expect to increase in the future. Our research and development facilities are equipped with industry standard test equipment, including optical spectrum analyzers, high-speed sampling oscilloscopes, logic analyzers, wafer probes, wafer saws, optical network and Ethernet test sets, thousands of kilometers of optical fiber and associated optical amplifiers and other optical test equipment. We use these facilities to conduct comprehensive testing and validation procedures on internally produced chips, components and products before transferring production to our contract manufacturers for commercial, higher-volume manufacturing.
As research and development is critical to our continuing success, we are committed to maintaining high levels of research and development over the long term. We incurred research and development expenses of $102.4 million, $92.0 million and $75.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of December 31, 2018, we had 52 patents granted in the United States and three patents granted in foreign jurisdictions, which expire between 2027 and 2037. We also had 63 patent applications pending in the United States, five patent applications pending under Patent Cooperation Treaty filings, 20 pending foreign patent applications. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
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
Competition
The optical communications markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Finisar, Fujitsu Optical Components, Inphi, Lumentum Holdings, NEL, Neophotonics and Sumitomo Electric Industries. We also compete with internally developed coherent interconnect solutions of certain network equipment manufacturers, including Ciena, Huawei and Nokia (formerly Alcatel-Lucent). Finally, we face competition from optical interconnect modules that are the result of joint developments among certain of the competitors listed above. Consolidation in the optical systems and components industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.
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
We also may face competition from companies that may expand into our industry and introduce additional competitive products. The same standardization that allows for the integration of our products into diverse optical systems carries the side effect of lowing the competitive threshold for new market entrants. Existing and potential customers and strategic partners are also potential competitors. These customers may internally develop or acquire additional competitive products or technologies, selectively, or through consolidation of the companies in our industry, which may cause them to reduce or cease their purchases from us.
Government Regulation
Our products and services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, there can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries, and importation of our products, including by our partners, must comply with these laws and regulations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-kickback laws and regulations in other places where we do business. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to governmental, political and certain international organization officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
In addition, we are subject to, or are expected to facilitate our customers’ compliance with, environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, the handling and disposal of hazardous substances and wastes, employee health and safety and the use of hazardous materials in, and the recycling of, our products.
Employees
As of December 31, 2018, we employed 386 full-time employees, consisting of 192 in research and development, 98 in operations, which includes manufacturing, supply chain, quality control and assurance, 96 in executive, sales, general and administrative, and five part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
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
Available Information
We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 of the Exchange Act as soon as reasonably practicable after copies of such filings are provided to us by the reporting persons. The information contained on, or that can be accessed through, our website is neither a part of, nor incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
We have historically generated most of our revenue from a limited number of customers. In 2018, 2017 and 2016, our five largest customers in each period (which differed by period) collectively accounted for 74%, 70% and 78% respectively, of our revenue. In 2018, ZTE, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, including all 2018 revenue from Infinera and Coriant, ADVA and Cisco accounted for 20%, 17%, 15% and 14% of our revenue, respectively. In 2017, ZTE, ADVA and Coriant accounted for 30%, 15% and 11% of our revenue, respectively. In 2016, ZTE and ADVA accounted for 32% and 26% of our revenue, respectively. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new, ten-year denial order. We may need to suspend our business with ZTE or other customers if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers is not feasible or desirable.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers may also reduce or discontinue their purchases of our products in the event they transition to internally developed products or determine to divide their purchases of our products between us and a second source. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first quarter of 2018 and reduced orders substantially in the second quarter of 2018 before returning to a higher level of purchasing in the second half of 2018. We have experienced similar unevenness in purchases by our larger customers in prior years. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen, and may in the future see consolidation of our customer base which could result in loss of customers, reduced purchases or may increase the concentration of our customer purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
The future success of our business is substantially dependent on our successful development and release of new products.
The markets for our products are characterized by changes and improvements in existing technologies and the introduction of new technology approaches. The future success of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of product deliveries and our ability to introduce in a timely manner new products that address our customers’ requirements for more cost-effective bandwidth solutions. The development of new products is a complex process, and we may experience delays and failures in completing the development, qualification, introduction and volume ramp of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•
our ability to design products that meet customers’ cost, size, acceptance and specification criteria and performance requirements, as well as requirements and specifications established by industry groups or standards bodies;

•	our ability to manufacture new products with acceptable quality and manufacturing yields in a sufficient quantity to meet customer demand and according to customer needs;

•	our ability to offer new products at competitive prices;

•	our dependence on suppliers to deliver in a timely manner materials that are critical components of our products;

•	our dependence on single-source supplier and the impact of industry-wide component constraints;

•	our dependence on third-party manufacturers to successfully manufacture our products in accordance with the specifications that we and our customers require;

•	the identification of and entry into new markets for our products;

•	the acceptance of our customers’ products by the market and the lifecycle of such products; and

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.
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
The failure to increase sales of our products to our customers and expand our customer base as anticipated could adversely affect our future revenue and business.
We believe that our future success will depend, in part, on our ability to expand sales of our products to our existing customers for use in a customer’s existing or new product offerings. Our future success will also depend on our ability to continue to expand our customer base and drive the adoption of our products in adjacent markets. Our efforts to increase product sales to new and existing customers may generate less revenue than anticipated or take longer than anticipated. Further, our customers may elect to develop in-house modules, purchase modules that incorporate our DSP ASICs from alternate sources, or purchase lower-cost components, such as our DSP ASICs or silicon PICs, in place of modules, which could negatively affect our revenue. If we are unable to increase sales to our new and existing customers, expand our customer base or expand into adjacent markets as anticipated, our business, financial condition, results of operations and prospects could be adversely affected.
Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, we experienced a negative impact on product performance in the second quarter of 2017 in connection with the quality issue at one of our contract manufacturers, as described in Note 12, Commitments and Contingencies of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K, which we refer to as the Quality Issue. This resulted in a charge to the cost of revenue in our income statement during the second quarter of 2017.
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including deficiencies in components provided by our suppliers and failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements, refunds or extend warranty terms for such defective products. Such remediation could have a material effect on our business, financial condition, results of operations and prospects.
Quality control problems in manufacturing could result in delays in product shipments to customers or in quality problems with our products which could adversely affect our business.
We have and in the future may again experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. For example, we experienced product quality control problems in the second quarter of 2017 in connection with the Quality Issue. If we are unable to promptly identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials provided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could experience a decline in revenue from existing customers or the loss of a customer entirely, or incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.
If we fail to accurately predict market requirements or market demand for our products, our business, competitive position and operating results will suffer.
We operate in a dynamic and competitive industry and use significant resources to develop new products for existing and new markets. After we have developed a product, there is no guarantee that our customers will integrate our product into their equipment or devices and, ultimately, bring the equipment and devices incorporating our product to market, including because we may be considered a sole-source supplier with a relatively limited operating history or, with respect to certain of our products, because we have enabled a second source supplier who may capture market share. In addition, there is no guarantee that cloud, network and communications service providers will ultimately choose to purchase network equipment that incorporates our products. In these situations, we may never produce or deliver significant quantities of our products, even after incurring substantial development expenses. From the time a customer elects to integrate our interconnect technology into their product, it typically takes 18 to 24 months for high-volume production of that product to commence. After volume production begins, we cannot be assured that the equipment or devices incorporating our product will gain market acceptance by network operators.
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
As demand for our products in one market grows, demand in another market may decrease. For example, if we sell our products directly to content providers in addition to network equipment manufacturers, our sales to network equipment manufacturers may decrease due to reduced demand from their customers or due to dissatisfaction by network equipment manufacturers with this change in our business model. Further, the inter-data center market is subject to upgrade cycles and volatility driven by changing priorities. In addition, even in the event of expansion in our markets, we may not experience a corresponding increase in demand for our products or competition may drive pricing pressure. Any reduction in demand in one market that is not offset by an increase in demand in another market could adversely affect our market share or results of operations.
We may not be able to maintain or improve our gross margins.
We may not be able to maintain or improve our gross margins. Factors such as significant decreases in our revenue, slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand or share allocation, annual, semi-annual or quarterly price reductions in excess of industry forecasts and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior, ‘good enough’ or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have and may continue to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in or the inability to secure appropriate periodic decreases in costs of components and materials, the timing changes in our inventory, warranty costs and quality-related returns, changes in foreign currency exchange rates, potential inability to reduce manufacturing costs in response to any decrease in our revenue and possible exposure to inventory valuation reserves. Our competitors have a history of reducing their prices to increase or avoid losing market share, and we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.
We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.
Since January 1, 2013, we have shipped our products to customers located in 21 foreign countries. In 2018, 2017 and 2016, we derived 83%, 84% and 82%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2018, 2017 and 2016, we derived 29%, 39% and 41%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

•
the impact of general economic and political conditions in economies outside the United States, including the uncertainty related to the pending withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

•
tariff and trade barriers, changes in custom and duties requirements or compliance interpretations and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets and our ability to pass through to our customers any tariff or trade costs imposed on our products;

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
The U.S. Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, brings about far-ranging changes to the existing corporate tax system and establishes a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect emerging tax reform or other near-term Congressional action may have on other companies’ or our business practices.  Further, pending or new legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, may be enacted.
In addition, international customers may also require that we comply with additional testing or customization of our products to conform to local regulations or other standards, including environmental considerations, which could materially increase the costs to sell our products in those markets.
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
The current U.S. Administration has made significant changes to U.S. trade policy, including new or increased tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Since we rely primarily upon non-U.S. manufacturers to make our products, such actions, whether adopted or threatened, and the perceived negative effect of such actions, could have a disproportionate impact on us and make our products more expensive and less competitive in domestic markets. Further, these changes in U.S. trade policy have triggered retaliatory protectionist actions by affected countries, the continuation or expansion of which could restrict our ability to do business in or with affected countries or could prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices and reduced demand for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, impose additional or increased tariffs on imports of U.S. goods, require Chinese companies to use more local suppliers, compel companies that do business in China to partner with local companies and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. In addition, foreign governments may pursue internal programs and policies to develop domestic technologies that reduce foreign customers’ demand for our products. For example, China’s Made in China 2025 program aims to build industries in numerous technological sectors, including 5G mobile communications, among others. As a result, risk of doing business in China is likely to increase, if it has not already, including the risk of theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in China. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products through increased costs and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations. Moreover, escalating and retaliatory tariffs or other protectionist measures among the U.S. and other countries may depress the overall economic condition of countries in which our customers are located, such as China, which could harm our business.
We are subject to government regulation, including import, export, economic sanctions, privacy, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.

We are subject to those government regulations that relate to various aspects of our business.  Government regulations that are applicable to us are increasingly prevalent, continue to evolve and vary from jurisdiction to jurisdiction.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on April 15, 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new ten-year denial order. We may need to suspend our business with ZTE or other customers, suppliers or partners, if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers, suppliers or partners is not feasible or desirable.
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China. For example, a bipartisan coalition in the U.S. Congress has introduced legislation that, if enacted, would require the President to impose export denial orders on Chinese telecommunication companies, specifically targeting ZTE and Huawei Technologies Company, if they are found to have violated U.S. export or sanctions laws and regulations. Separate governmental actions in the U.S. and other countries may reduce the overall demand for products offered by Chinese telecommunications companies, including from ZTE, which may decrease overall demand for our products in this region.
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
In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. Exports, re-exports, transfers within foreign countries and imports of our products, including by our partners, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations, penalties and/or a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws and regulations, if we are found to be in violation of U.S. sanctions or export control laws, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in international markets, cause us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, any of which could adversely affect our business, financial condition and operating results.
We are required to comply with various data protection laws and regulations in each of the states and countries where we maintain offices or conduct business, including laws and regulations relating to data privacy, security, and breach notification and reporting. These laws and regulations, known as data protection regulations, are complex, frequently conflict with one another, and have become more onerous in recent years. Complying with existing and future regulatory requirements relating to data privacy, security and breach response could cause us to incur substantial expenses and may require us to change our business practices in a manner that could harm our business and any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent among different states and countries or inconsistent with our current policies and practices, or those of our customers, suppliers, or other business partners. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
The market for high-speed optical interconnect technology is highly competitive. We are aware of a number of companies that have developed or are developing coherent DSP ASICs, coherent and non-coherent PICs, 100 to 1,000 Gbps and above modules and indium phosphide based optics, among other technologies, that compete directly with some or all of our current and proposed product offerings.
Competitors may be able to more quickly and effectively:

•	develop or respond either directly or in partnership with other market participants to new technologies or technical standards;

•	react to changing customer requirements and expectations;

•	devote needed resources to the development, production, promotion and sale of products;

•	attain high manufacturing yields on new product designs;

•	establish and take advantage of operations in lower-cost regions;

•	bring relevant products to the market or enable their customers to bring relevant products to the market through a faster integration cycle; and

•	deliver competitive products, including products incorporating our DSP ASICs and PICs, at lower prices, with lower gross margins or at lower costs than our products.
In order to expand market acceptance of our products, we must differentiate our products from those of our competition while continuing to meet the changing needs of our customers. We cannot provide assurance that we will be successful in making this differentiation or increasing acceptance of our products as we have limited resources dedicated to marketing of our products. In addition, we may take other steps to expand market acceptance of our products, including through strategic transactions or otherwise, which steps may not be successful and may lead to a decrease in our revenues either in the short-term or long-term. The same standardization that allows for the integration of our products into diverse optical systems carries the side effect of lowing the competitive threshold for new market entrants. Established companies in related industries or newly funded companies targeting markets we serve, such as semiconductor manufacturers and data communications providers, may also have significantly more resources than we do and may in the future develop and offer competing products. Further, companies that have historically been competitors or industry participants on the component level have in the past and may continue to establish joint ventures or other strategic partnerships to compete with our products. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between our competitors or if more capital is invested in the market to create additional competitors.
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
The industry in which we operate is volatile and subject to significant cyclicality.
Industries focused on semiconductor and optical network technologies can be volatile and highly cyclical. The markets are characterized by constant and rapid technological change and price erosion, increasing effects of competition, and frequent new product introductions and technology displacement, including those driven by fragmented and proprietary system designs. The industries are further impacted by evolving technical standards, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used, and changes in end market demand, as the industry has recently experienced across China, as well as within inter-data center and metro markets. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure. Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China and the expansion of the inter-data center market, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns, such as the one experienced throughout 2017 in China, even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.
If we fail to attract, retain and motivate key personnel our business could suffer.
Our business depends on the services of highly qualified employees in a variety of disciplines, including optical systems and networking, digital signal processing, large-scale ASIC design and verification, mixed-signal ASIC design, silicon photonic integration, system software development, hardware design and high-speed electronics design. Our success depends on the skills, experience and performance of these employees and members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry and a limited number of qualified personnel with expertise in the areas that are relevant to our business, and as a result we may not be able to attract and retain the personnel necessary for the expansion and success of our business. All of our founders are currently employees of our company. The loss of services of any of our founders, other members of our senior management team or key personnel, or our inability to continue to attract qualified personnel, could have a material adverse effect on our business.
Customer requirements for new products, as well as specifications established by industry groups and standards bodies, are increasingly challenging, which could lead to significant executional risk in designing such products or make our products obsolete. We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development and manufacturing process cycles.
Network equipment manufacturers seek increased performance optical interconnect products, at lower prices and in smaller and lower-power designs. These requirements can be technically challenging, and are sometimes customer-specific, which can require numerous design iterations. Because of the increasing level of complexity of design requirements, including stringent customer-imposed acceptance criteria and specifications established by industry groups or standards bodies, executing on our product development goals is difficult and sometimes unpredictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements and acceptance criteria. Our failure to meet our customers’ requirements could result in our customers seeking alternative suppliers, which would adversely affect our reputation and results of operations.
We design our products to conform to regulations established by governments and to standards set by industry groups and standards bodies worldwide. Various industry groups are currently considering whether and to what extent to create standards applicable to our current products or those under development. Because certain of our products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by our customers, or if our customers prefer a proprietary solution, we may have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our net revenues and results of operations would suffer.
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
The fabrication, assembly and testing of our products is done by third-party contract manufacturers and foundries. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party contract manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs, modules and other components. Our contract manufacturers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past and in the future could result in product shortages or quality assurance problems. For example, we experienced product shortages in the second quarter of 2017 in connection with the Quality Issue. These issues have in the past and in the future could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries, move existing production lines to new manufacturers or foundries and/or vertically integrate processes by assuming new responsibilities internally, we could experience supply disruptions during the transition process.
Because we rely on third-party contract manufacturers and foundries, we face several significant risks in addition to those discussed above, including:

•
a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products and potential higher wafer, component and incorporated product prices due to limited and, at times, single-source, suppliers and industry-wide component constraints;

•	the limited availability of, or potential delays in obtaining access to, key process and leading edge technologies;

•	the location of contract manufacturers and foundries in regions that are subject to earthquakes, typhoons, tsunamis and other natural disasters;

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
The manufacture of our products is a highly complex and technologically demanding process that utilizes many state of the art manufacturing processes and specialized components. Our foundries, suppliers, and contract manufacturers have from time to time experienced lower than anticipated manufacturing yields for our wafers or PIC components and modules. This often occurs during the production or assembly of new products or the installation and start-up of new process technologies and can occur even in mature processes due to break downs in mechanical systems, process controls, clean room controls, equipment failures, environmental controls and conditions, calibration errors and the handling of the material from station to station as well as damage resulting from the shipment and handling of the products to various points of processing and from changes to and turnover of trained personnel that assemble, test and package our products.
We depend on a limited number of suppliers, some of which are sole sources, and our business could be disrupted if they are unable to meet our needs.
We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources and in certain instances we face capacity competition from some of our suppliers. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience quality, manufacturing or financial difficulties that could cause them to terminate development efforts related to, or prevent them from supplying to us in desired quantities, or at all, materials, or equipment used in, the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as labor issues, political unrest or natural disasters. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, components, equipment or tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process and require that we agree to terms, including on costs, that are less favorable to us, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.
Any supply deficiencies or industry allocation shortages relating to the materials, equipment or tools we use to design and manufacture our products could materially and adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials, equipment and tools from suppliers have increased and in some instances, have exceeded the lead times provided to us by our customers. In some cases, these lead time increases have limited our ability to respond to or meet customer demand. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. In addition, potential regulatory changes, including in the United States, could in the future prohibit, or increase our costs relating to, the use of suppliers in certain regions. If key components or materials are unavailable, our costs would increase and our revenue would decline.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity or critical components are unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.
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
Some of our products and supplies have in the past, and may in the future, become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications, changes to product structure, components or bills of material as a result of engineering changes, or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges and taken excess or obsolete inventory from our contract manufacturers. Incurring any such charges or taking any such inventory in future periods could materially and adversely affect our results of operations.
Certain of our customers may require that we ship our finished products to a central location, which is not controlled by us. If that facility is damaged, or if our relationship with that facility deteriorates, we may suffer losses or be forced to find an alternate facility. In addition, revenue is only recognized once our customers take delivery of the products from this location, rather than when we ship them, which could have an adverse effect on our results of operations. We often lack insight into when customers will take delivery of our products, making it difficult to forecast our revenue.

Our operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with investments by investors in our common stock.
We were founded in 2009 and shipped our first products in 2011. Our relatively limited operating history, combined with the rapidly evolving, complex, cyclical and competitive nature and consolidation of our industry, suppliers, manufacturers and customers, make it difficult to evaluate our current business and future prospects. We have encountered and may continue to encounter risks and difficulties frequently experienced by companies in constantly evolving, complex industries, including unpredictable and volatile revenues and increased expenses as we seek to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business, financial condition, results of operations and prospects could be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving and increasingly competitive market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During 2016 and 2015, we experienced revenue growth rates of 100% and 63%, respectively, as compared to the immediately preceding annual period. Conversely, during 2018 and 2017 our revenue declined 12% and 19%, respectively, as compared to the immediately preceding annual period. The revenue growth rates we experienced in 2016 and 2015 are not likely to be repeated in future periods. Our revenue for any prior annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017, we incurred operating losses in 2009 through 2013 and again in 2018. We may not be able to return to, sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to return to, sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
We may not be able to successfully manage our business if we are unable to improve our internal systems, processes and controls.
In order to effectively manage our operations and any future growth, we need to continue to improve our internal systems, processes and controls. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient, cost effective or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems or processes and controls, which could impair our ability to provide products to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.
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
Most of our customers purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Although some of our customers have committed, subject to agreed upon terms and conditions, including reschedule and cancellation rights, to purchase a specified share of their required volume for a particular product from us, monitoring and enforcing these commitments can be difficult. Some customers provide us with their expected, non-binding forecasts for our products several months in advance, but customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products, or change the mix of our products that they are purchasing, for any reason, our business and results of operations would be harmed. For example, one of our larger customers provided a non-binding forecast for 2018, but actual orders were approximately 40% lower than the forecasted amount. Also, several of our customers have historically experienced period-to-period demand variability or elected to defer purchases scheduled for the fourth quarter into the first quarter of the following year, resulting in a decrease in our anticipated revenue during the fourth quarter. Our customers often lack visibility to end customer demand, and in the event that any of our customers lose significant market share with one or more end customers, those losses could pass through to us and materially and adversely affect our results of operations. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
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

In addition, we have also been forced to expend significant resources in the defense of the matters brought against us as described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, and we may need to continue to do so in the future. Class action, derivative lawsuits and other securities or other litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
Our business and operating results may be adversely affected by natural disasters, health epidemics or other catastrophic events beyond our control.
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and health epidemics as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Singapore and Taiwan. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China and Thailand, and some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. In addition, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant damage to any of these facilities or facilities we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
Breaches, failures or interruptions of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products to our customers, compromise the integrity of the software embedded in our products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website and email services, and misappropriate our proprietary information, provide false or misleading instructions to our personnel, embed malicious code in our products or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures and adherence to their contractual obligations to us, including in connection with their use of and access to our systems. Additionally, we depend upon our employees, customers, suppliers, manufacturers, contractors and other third parties, or our related parties, to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Data may be accessed or modified improperly as a result of related party theft, error or malfeasance and third parties may attempt to fraudulently induce our related parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our related parties’ data or IT systems. Accordingly, if our cybersecurity systems and those of our related parties fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our related parties, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our related parties or business, including intellectual property and other proprietary data, could be stolen;

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

The steps we have taken to protect our intellectual property rights and data may be inadequate to protect such assets from disclosure or theft by third parties. If unauthorized disclosure or theft were to occur, we might not be able to prevent others from using what we regard as our intellectual property and data to compete with us. Existing trade secret, copyright, patent and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our intellectual property rights and data or allow enforcement of confidentiality covenants to the same extent as the laws of the United States. For example, doing business in China poses risks, including but not limited to, theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in China. If we have to resort to legal proceedings to enforce our intellectual property rights or protect our data, the proceedings could be burdensome, protracted and expensive and could involve a high degree of risk and be unsuccessful.
Should any of the above events occur, we could be subject to significant claims for liability from our customers and regulatory actions from governmental agencies, including sanctions and civil or criminal penalties. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our competitive position, reputation, financial performance and results of operations could be adversely affected.
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
The Tax Act, enacted in December 2017, makes far-ranging changes to the existing U.S. corporate tax system. This legislation establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant limitations on the deductibility of interest expense and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Certain changes to the U.S. corporate tax system resulting from the Tax Act, mainly that foreign earnings are now subject to U.S. taxes, have, and are expected to continue to, negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring.
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

The recently-enacted Act establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and other tax proposals are being considered by legislative bodies in some of the foreign jurisdictions in which we operate that could negatively affect our effective tax rate and other tax liabilities.
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
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service, or IRS, in the United States and will be subject to periodic examination of our income tax returns by taxing authorities in other tax jurisdictions. For example, we have been selected for examination by the IRS for our 2014 through 2017 tax years. We assess and will continue to assess on a regular basis the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.
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
As of December 31, 2018, we had net operating loss carryforward amounts, or NOLs, of approximately $61.9 million and $87.4 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $10.6 million and $15.3 million for U.S. federal and state income tax purposes, respectively. The state net operating loss carryforwards and portions of the federal net operating loss carryforward will expire at various dates beginning in 2029 through 2038. Federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. The federal and state tax credit carryforwards will expire at various dates beginning in 2019 through 2038 and $0.6 million of such carryforwards will expire between 2019 and 2021 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it.
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
There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which aims to standardize and modernize global tax policy and was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular case. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations. Certain changes to the U.S. corporate tax system resulting from the Tax Act, mainly that foreign earnings are now subject to U.S. income taxes, have had, and are expected to continue to have, a negative effect on our financial, operational and effective tax rate efficiencies.
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
We incorporate technology, including software, which we license from third parties into our products. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products containing that technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire, at the same or higher cost, or expend additional resources to develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share and operating results could be significantly harmed.
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
The trading prices of the securities of technology companies, including technology companies in the industry in which we operate, have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of comparable companies, in particular optical industry peer companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts covering our industry or issuing market projection reports;

•	announcements of technological innovations, new products, strategic alliances or other transactions, or significant agreements by us or by our competitors;

•	announcements by our customers regarding significant increases or decreases in capital expenditures and their results of operations;

•	failure to accurately predict and interpret market requirements or market demand for our products;

•	departure of key personnel;

•	litigation involving us or that may be perceived as having an impact on our business;

•	changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty related to Brexit;

•	investors’ general perception of us;

•	significant short interest in our stock;

•	sales of large blocks of our stock;

•	loss of any of our key customers;

•	a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products;

•	announcements regarding further industry consolidation;

•
changes in regulations or legislation in the United States and other jurisdictions in which we do business, including domestic and international tax reform, trade policy and tariffs and export controls that could impede our ability to sell our products to our customers in certain foreign jurisdictions, particularly in China; and

•	actions or announcements by activist shareholders or others.
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. See Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K for information concerning litigation initiated against us and certain of our executive officers and directors and certain other defendants. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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
We have never paid cash dividends on our common stock and do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors in our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.
The concentration of our capital stock ownership with insiders will likely limit certain common stock investors’ ability to influence corporate matters including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of February 15, 2019, our directors and executive officers and their affiliates beneficially owned, in the aggregate, more than 22% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors, and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to periodic trading restrictions imposed on our executive officers, directors and other insiders under our insider trading policy and other securities regulations.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 15, 2019 we had 40,258,201 shares of common stock outstanding, all of which were available for sale, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales.

In addition, as of February 15, 2019, there were 1,065,019 shares subject to outstanding options, 2,533,839 shares subject to outstanding restricted stock units, or RSUs, and an additional 5,273,740 shares reserved for future issuance under our equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the restrictions imposed on our affiliates under Rule 144.

Moreover, the holders of an aggregate of approximately 6,700,000 shares of our common stock as of February 15, 2019 have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our corporate headquarters are located in Maynard, Massachusetts, where we occupy approximately 121,000 square feet pursuant to a lease expiring in February 2025. We also occupy approximately 46,000 square feet at our research center in Holmdel, New Jersey, pursuant to a lease expiring in December 2023, and lease office space in various other domestic and international locations. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court and is currently pending a scheduling conference with the judge. The parties are in the process of briefing summary judgment motions in anticipation of a trial in California state court scheduled for June 2019. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.
On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the California state court action discussed in the preceding paragraph. During the stay of the Massachusetts litigation, Acacia may conduct and complete certain non-party discovery as provided in the court’s order. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.

The California and Massachusetts lawsuits are both pending resolution, discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by us, subject to the conditions of the order to stay.
Between August and October 2017, four purported securities class action complaints were filed in the U.S. District Court for the District of Massachusetts against us and certain of our executive officers, among other defendants. The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017; and Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass.), filed October 13, 2017. In November 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504) and appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint asserted claims against us and certain of our directors and executive officers, among other defendants, and alleged that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The amended complaint sought, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.
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
The court appointed lead plaintiffs for the consolidated derivative actions on April 20, 2018. On May 1, 2018, plaintiff Dennis voluntarily dismissed his case without prejudice. Lead plaintiffs filed a consolidated amended derivative complaint on May 30, 2018. The amended derivative complaint generally alleges that the individual defendants breached fiduciary duties owed to the company by making or causing the company to make allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue, and by selling stock in Acacia with knowledge of those allegedly false and/or misleading statements. The complaint also alleges that certain individual defendants caused the company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaint purports to assert derivative claims for violation of Section 11 of the Securities Act of 1933; Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder; breach of fiduciary duty; insider trading; waste of corporate assets; and unjust enrichment. The complaint seeks to recover on behalf of the company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.
On April 9, 2018, a purported shareholder filed a complaint against us in the Court of Chancery of the State of Delaware seeking to inspect certain of our books and records pursuant to 8 Del. C. §220, or Section 220. The complaint is captioned Silberberg v. Acacia Communications, Inc., Case No. 2018-0262-TMR (Del. Ch.). We filed our answer on April 27, 2018. The plaintiff filed a motion for judgment on the pleadings on May 1, 2018. We filed our cross-motion for judgment on the pleadings and opposition on May 11, 2018. The plaintiff replied on May 16, 2018. The Court held a telephonic hearing on these motions on May 29, 2018. On June 1, 2018, the Chancery Court granted the plaintiff’s motion and entered judgment for the plaintiff, and we thereafter produced documents to the shareholder pursuant to his Section 220 demand.
On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation, contingent on approval by the court in the District of Massachusetts hearing the consolidated derivative actions. We adopted certain corporate governance changes as part of the settlement.
On September 14, 2018, the parties executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to our shareholders, and scheduling a hearing to consider final approval of the settlement. On November 7, 2018, the plaintiffs filed a motion for final approval of the settlement and a motion for an award of attorneys’ fees and expenses. On November 28, 2018, the defendants filed an opposition to plaintiffs’ motion for attorneys’ fees and expenses. The court held a hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and expenses on December 19, 2018. The court approved the settlement and indicated that it would schedule a further evidentiary hearing on the motion for attorneys’ fees and expenses. The parties subsequently reached agreement on an agreed attorneys’ fee award of $0.7 million and an agreed immaterial expense award. A portion of the fee and expense awards is expected to be reimbursed to us by our insurance carrier. On January 23, 2019, the court issued an order granting final approval to the settlement, including the agreed upon awards of attorneys’ fees and expenses. The court entered final judgment on January 24, 2019.
We intend to continue to engage in a vigorous defense of the ongoing litigation described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. We will incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations, and cash flows.
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
Holders
As of the close of business on February 15, 2019, there were approximately 29 holders of record of our common stock according to the records of our transfer agent. A greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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
The following graph compares the cumulative total return to stockholders for our common shares for the period from May 13, 2016 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2018 with the Nasdaq Composite Index and the market sector Nasdaq Telecommunications Index. The comparison assumes an investment of $100 is made on May 13, 2016 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
The following table provides the Company’s share repurchase activity during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	—	$—	334,302	$47,300,388
November 1 - 30, 2018	174,659	42.16	508,961	39,932,736
December 1 - 31, 2018	464,773	42.25	973,734	—
Total	639,432	$42.22	973,734	$—

(1) Our board of directors approved the repurchase by us of our common stock having a value of up to $60.0 million in the aggregate pursuant to the repurchase program we publicly announced on May 3, 2018. The repurchase program expired on December 31, 2018.

Item 6.	Selected Financial Data
The consolidated income statement data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data for the years ended December 31, 2015 and 2014 and the selected balance sheet data as of December 31, 2016, 2015 and 2014 has been derived from our audited financial statements not appearing in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Income Statement Data:
Revenue	$339,891	$385,166	$478,412	$239,056	$146,234
Cost of revenue(1)	192,771	217,326	257,425	145,350	93,558
Gross profit	147,120	167,840	220,987	93,706	52,676
Operating expenses:
Research and development(1)	102,406	92,027	75,696	38,645	28,471
Sales, general and administrative(1)	51,864	38,807	27,676	13,124	6,615
(Gain) loss on disposal of property and equipment	—	(47)	25	—	108
Total operating expenses	154,270	130,787	103,397	51,769	35,194
(Loss) income from operations	(7,150)	37,053	117,590	41,937	17,482
Total other income (expense), net	6,746	3,250	(2,969)	(2,132)	(1,029)
(Loss) income before (benefit) provision for income taxes	(404)	40,303	114,621	39,805	16,453
(Benefit) provision for income taxes	(5,320)	1,795	(16,956)	(715)	2,933
Net income	$4,916	$38,508	$131,577	$40,520	$13,520
Net income per share attributable to common stockholders:
Basic	$0.12	$0.99	$3.77	$1.18	$0.31
Diluted	$0.12	$0.92	$3.22	$0.91	$0.23

(1)	Stock-based compensation included in the consolidated statements of income data above was as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$2,075	$1,993	$1,629	$75	$17
Research and development	17,564	14,150	12,347	561	258
Sales, general and administrative	9,975	7,230	6,769	189	132
Total stock-based compensation	$29,614	$23,373	$20,745	$825	$407

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,444	$67,495	$206,402	$27,610	$21,128
Marketable securities	339,424	297,115	104,004	—	—
Working capital	370,445	361,621	381,707	55,147	31,710
Total assets	601,859	611,250	516,936	130,744	65,660
Long-term debt, including current portion	—	—	—	—	2,115
Total liabilities	99,132	109,200	82,141	51,948	28,409
Redeemable convertible preferred stock	—	—	—	70,780	66,427
Total stockholders' equity (deficit)	502,727	502,050	434,795	8,016	(29,176)

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
Company Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. Our semiconductor product group consists of our low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and our silicon photonic integrated circuits, or silicon PICs, which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points.
Key Factors Affecting our Performance
We believe that our future success will depend on many factors, including our ability to expand sales of our products to our existing customers, expand our customer base and drive the adoption of our products in adjacent markets. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See Part I, Item 1A, “Risk Factors” in this Annual Report on form 10-K for a discussion of these risks. If we are unable to address these challenges, our business could be adversely affected.
Network Service Provider Investment in High-Speed Optical Equipment.    Cloud and service providers are continuing to invest in higher capacity networks to support the continued growth in demand for data traffic. We believe that 100 to 1,200 Gbps coherent optical technologies will continue to replace older technologies in long-haul, metro and inter-data center networks. Our business and results depend on the continued investment by network service providers in these advanced networks.
Expanding Sales to Existing Customer Base.    We expect that a substantial portion of our future sales will be follow-on sales to existing customers. One of our sales strategies is to maintain a high level of customer satisfaction by delivering our products with compelling value propositions. We believe that our current customers present us with significant opportunities for additional product sales given the existing and expected market share of these customers and our prior sales experience with them. We also believe that our customers will continue to design our products into their network equipment products in an effort to maintain and potentially grow their market share over time as growth in the overall market for optical interconnect technology continues to grow. Our customers have historically shown a high propensity to purchase new products from us over multiple quarters and in many cases over multiple years. In addition, several of our customers have elected to integrate an increasing number of our products into their network equipment product lines.
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
Selling More Highly Integrated and Higher-Performance Products.    Our results of operations have been, and we believe will continue to be, affected by our ability to design and sell more highly integrated products with improved performance and increased functionality. We aim to grow our revenue and expand our margins by enabling customers to transition from previously deployed 10 and 40 Gbps solutions to our 100 to 1,200 Gbps modules and demonstrate the value proposition to the growing number of metro and inter-data center network equipment designers and manufacturers. Our ability to maintain our current revenue levels and sustain our gross margins will depend, in part, upon our continued sales of our newer, more integrated and higher performance products, and our quarterly results of operations can be significantly impacted by the mix of products sold during the period.
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
Customer Concentration.    In 2018, 2017 and 2016, our five largest customers in each period (which differed by period) collectively accounted for 74%, 70%, and 78% of our revenue, respectively. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, annual and semi-annual pricing reductions and pricing discounts to large volume customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales and the mix of products sold to large volume customers.
Key Components of our Results of Operations
Revenue
We derive substantially all of our revenue from the sale of our products, which we sell through our direct sales force. We sell a substantial majority of our products to network equipment manufacturers for ultimate sale to communications and content service providers and data center and cloud infrastructure operators, which we refer to together as cloud and service providers, and we expect network equipment manufacturer customers to be the primary market for our products for the foreseeable future. Our negotiated terms and conditions of sale do not allow for product returns.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, sales of more highly integrated products, target end markets for our products, pricing due to competitive pressure and favorable and unfavorable changes in production costs, including global demand for electronic components used in our products. As some products mature and unit volumes increase, the average selling prices of those products may decline. These declines often coincide with improvements in manufacturing yields and lower wafer, component, assembly and test costs, which lower production costs and may offset some of the margin reduction that results from lower selling prices. We anticipate that our newer modules, which integrate our silicon PIC, will contribute higher gross profit over time than some of our older products, because the integration of our silicon PIC into these products eliminates the need for us to purchase several high-cost discrete components for the same level of functionality, thus improving margins on these products. In addition, we have shifted the manufacturing of the majority of our high volume products to contract manufacturers located in lower-cost regions, which generally decreases the cost of the manufacturing of these products and correspondingly improves margins. However, the current U.S. President, members of his Administration, and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the United States or other adverse consequences on companies importing certain goods into the United States. Since we rely primarily upon non-U.S. manufacturers to make our products, such steps, if adopted, could make our products more expensive and less competitive in the U.S. market. There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing our high volume products and decrease our margins will not be enacted. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations” for further information.
Although we primarily procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor and component costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass resulting costs on to us, which could have a material effect on our future average unit costs. Our gross profit may fluctuate from period to period as a result of changes in average selling prices related to new product introductions, existing product transitions into larger scale commercial volumes, maturity of a product within its life cycle, the effect of prototype and sample sales and resulting mix of modules or semiconductors within our product groups. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar.
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
(Benefit) Provision for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws and interpretations of those laws. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our (benefit) provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—The final determination of our income tax liability may be materially different from our income tax provision” for further information.
Results of Operations
The following tables set forth the components of our consolidated income statements for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Income Statement Data:
Revenue	$339,891	$385,166	$478,412
Cost of revenue(1)	192,771	217,326	257,425
Gross profit	147,120	167,840	220,987
Operating expenses:
Research and development(1)	102,406	92,027	75,696
Sales, general and administrative(1)	51,864	38,807	27,676
(Gain) loss on disposal of property and equipment	—	(47)	25
Total operating expenses	154,270	130,787	103,397
(Loss) income from operations	(7,150)	37,053	117,590
Total other income (expense), net	6,746	3,250	(2,969)
(Loss) income before (benefit) provision for income taxes	(404)	40,303	114,621
(Benefit) provision for income taxes	(5,320)	1,795	(16,956)
Net income	$4,916	$38,508	$131,577

(1)	Stock-based compensation included in the consolidated income statement data was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$2,075	$1,993	$1,629
Research and development	17,564	14,150	12,347
Sales, general and administrative	9,975	7,230	6,769
Total stock-based compensation	$29,614	$23,373	$20,745

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	57%	56%	54%
Gross profit	43%	44%	46%
Operating expenses:
Research and development	30%	24%	16%
Sales, general and administrative	15%	10%	6%
(Gain) loss on disposal of property and equipment	—	—	—
Total operating expenses	45%	34%	22%
(Loss) income from operations	(2)%	10%	25%
Total other income (expense), net	2%	1%	(1)%
(Loss) income before (benefit) provision for income taxes	—%	10%	24%
(Benefit) provision for income taxes	(2)%	—%	(4)%
Net income	1%	10%	28%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue
Revenue by product type and the related changes during the years ended December 31, 2018 and 2017 were as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2018	Total Revenue	December 31, 2017	Total Revenue	$	%
	(dollars in thousands)
Embedded Modules	$77,286	23%	$113,381	29%	$(36,095)	(32)%
Pluggable Modules	189,533	56%	210,652	55%	(21,119)	(10)%
Semiconductors	73,072	21%	61,133	16%	11,939	20%
Total revenue	$339,891	100%	$385,166	100%	$(45,275)	(12)%

Revenue decreased by $45.3 million, or 12%, to $339.9 million in the year ended December 31, 2018 from $385.2 million in the year ended December 31, 2017. The decrease was primarily due to a $36.1 million decrease in sales of our embedded modules and a $21.1 million decrease in sales of our pluggable modules, partially offset by an $11.9 million increase in sales of our semiconductors. In the years ended December 31, 2018 and 2017, we derived 29% and 39%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$192,771	$217,326	$(24,555)	(11)%
Gross profit percentage	43.3%	43.6%

Cost of revenue decreased $24.6 million, or 11%, to $192.8 million in the year ended December 31, 2018 from $217.3 million in the year ended December 31, 2017. The decrease was mainly due to decreased sales volumes.
Our gross profit percentage was generally consistent at 43.3% in the year ended December 31, 2018 compared to 43.6% in the year ended December 31, 2017.

Research and Development

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$102,406	$92,027	$10,379	11%

Research and development expense increased $10.4 million, or 11%, to $102.4 million in the year ended December 31, 2018 from $92.0 million in the year ended December 31, 2017, due to a $10.5 million increase in personnel-related and other costs and a $3.3 million increase in prototype development costs as we continued investing in our product and technology roadmap, partially offset by a $3.4 million decrease related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$51,864	$38,807	$13,057	34%

Sales, general and administrative expenses increased $13.1 million, or 34%, to $51.9 million in the year ended December 31, 2018 from $38.8 million in the year ended December 31, 2017, due to a $7.7 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources, as well as a $5.4 million increase in professional service expenses. The increase in professional service expenses was primarily attributable to increased legal expenses, including costs incurred in connection with the securities class action complaint, which was dismissed on June 25, 2018, and the shareholder derivative and Section 220 litigation, which was settled on January 24, 2019.
Other Income, Net

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$6,746	$3,250	$3,496	108%

Total other income, net increased $3.5 million, or 108%, to $6.7 million during the year ended December 31, 2018 from $3.3 million in the year ended December 31, 2017 due to a $3.8 million increase in interest income earned from marketable securities.
(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(5,320)	$1,795	$(7,115)	(396)%
Effective tax rate	1,317%	4%		1,313%
The benefit from income taxes for the year ended December 31, 2018 was $5.3 million compared to a provision for income taxes of $1.8 million for the year ended December 31, 2017. The benefit from income taxes recorded in the year ended December 31, 2018 is primarily a result of our pre-tax loss position in the year ended December 31, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2018 and federal and state research and development credits. These tax benefits are partially offset by an increase in U.S. tax as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, which subjects foreign earnings to U.S. taxes.

The provision for income taxes recorded in the year ended December 31, 2017 was primarily a result of the impact of U.S. tax reform including the one-time transition tax on such earnings of certain foreign subsidiaries that were previously tax-deferred and the re-measurement of deferred tax assets and liabilities to the new U.S. federal corporate tax rate of 21%. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue
Revenue by product type and the related changes during the years ended December 31, 2017 and 2016 were as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2017	Total Revenue	December 31, 2016	Total Revenue	$	%
	(dollars in thousands)
Embedded Modules	$113,381	29%	$113,887	24%	$(506)	—%
Pluggable Modules	210,652	55%	297,547	62%	(86,895)	(29)%
Semiconductors	61,133	16%	66,978	14%	(5,845)	(9)%
Total revenue	$385,166	100%	$478,412	100%	$(93,246)	(19)%

Revenue decreased by $93.2 million, or 19%, to $385.2 million in the year ended December 31, 2017 from $478.4 million in the year ended December 31, 2016. The decrease was primarily due to an $86.9 million decrease in sales of our pluggable modules and a $5.8 million decrease in sales of our semiconductors. In the years ended December 31, 2017 and 2016, we derived 39% and 41%, respectively, of our revenue from sales to customers with ship-to locations in China.
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
Our gross profit percentage decreased to 43.6% in the year ended December 31, 2017 compared to 46.2% in the year ended December 31, 2016. The decrease was primarily due to increased costs related to the quality issue at one of our manufacturers, as described in Note 12, Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, or Quality Issue, as well as the impact of fixed costs relative to the current period revenue volume and continued investments in future technologies.
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

Sales, general and administrative expenses increased $11.1 million, or 40%, to $38.8 million in the year ended December 31, 2017 from $27.7 million in the year ended December 31, 2016, due to a $6.4 million increase in personnel-related and other costs to support our growth and the continued requirements of being a public company, and a $4.6 million increase in professional services expense, which was primarily attributable to increased legal expenses related to the matters described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K.
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
Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$60,444	$67,495	$206,402
Marketable securities	339,424	297,115	104,004
Working capital	370,445	361,621	381,707
Net cash provided by operating activities	83,085	61,893	102,844
Net cash used in investing activities	(56,237)	(207,907)	(121,491)
Net cash (used in) provided by financing activities	(33,899)	5,477	199,069
Since 2014, we have funded our operations primarily through cash generated from operations. In May 2016, we completed our IPO in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million. In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million. As of December 31, 2018, we had cash and cash equivalents totaling $60.4 million, marketable securities of $339.4 million and accounts receivable of $90.8 million.
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
On April 30, 2018, our Board of Directors authorized a stock repurchase program for the repurchase of up to $60.0 million of our common stock, of which $39.7 million was used to repurchase shares in 2018 prior to the program’s expiration on December 31, 2018.
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, loss on the change in fair value of our preferred stock warrant liability, deferred income taxes and other non-cash (benefits) charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $83.1 million in the year ended December 31, 2018, as compared to $61.9 million in the year ended December 31, 2017. The increase of $21.2 million was primarily due to a $26.9 million increase in cash related to changes in operating assets and liabilities and a $27.9 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, which was partially offset by a $33.6 million decrease in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of a $67.3 million increase in cash due to a decreased inventory balance as compared to December 31, 2017, an $18.5 million increase in cash due to the timing of prepaids and other assets and an $8.9 million increase in cash due to the timing of deferred revenue. These increases were partially offset by a $33.3 million decrease in cash due to the timing of payments of income taxes, a $25.8 million decrease in cash due to the timing of accounts receivable collections in the fourth quarter of 2018 and an $8.7 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities.
Net cash provided by operating activities was $61.9 million in the year ended December 31, 2017, as compared to $102.8 million in the year ended December 31, 2016. The decrease of $37.7 million was primarily due to a $93.1 million decrease in net income and a $3.4 million decrease in non-cash expense items primarily consisting of stock-based compensation, depreciation expense, deferred income taxes and the change in fair value of our preferred stock warrant liability, which was partially offset by a $58.8 million increase in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an $88.4 million increase in cash due to the timing of accounts receivable collections in the fourth quarter of 2017, a $21.0 million increase in cash due to the timing of payments of income taxes, a $5.8 million increase in cash due to deferred revenue related to the timing of shipments in the fourth quarter of 2017 and a $3.8 million increase in cash due to the timing of prepaids and other assets. These increases were partially offset by a $33.1 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities, and a $26.8 million decrease in cash due to an increased inventory balance as compared to December 31, 2017.
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
Net cash used in investing activities in the year ended December 31, 2018 was $56.2 million, as compared to $207.9 million in the year ended December 31, 2017. The decrease was primarily due to a decreased investment of $152.3 million, net, into marketable securities during the year ended December 31, 2018.
Net cash used in investing activities in the year ended December 31, 2017 was $207.9 million, as compared to $121.5 million in the year ended December 31, 2016. The increase was primarily due to the investment of an additional $89.7 million, net, into marketable securities during the year ended December 31, 2017, partially offset by a $3.1 million decrease in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds received from the completion of our IPO and follow-on offering, net of issuance costs, proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock. In 2016, our financing activities also included payment of taxes on behalf of our employees related to the net share settlement of RSUs. During the fourth quarter of 2016, we began requiring our employees to sell a portion of the shares they receive upon the vesting of RSUs in order to cover any required tax withholdings, referred to as sell-to-cover, rather than our previous approach of net share settlement. The transition was completed in November 2016. As a result, we do not expect tax withholdings payments related to the net share settlement of RSUs to be a material use of cash in future periods.
Net cash used in financing activities during the year ended December 31, 2018 was $33.9 million, as compared to net cash provided by financing activities of $5.5 million during the year ended December 31, 2017. The decrease is primarily attributable to the repurchase of $39.7 million of our common stock pursuant to our stock repurchase program that expired on December 31, 2018.
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
Contractual Obligations and Commitments
Our principal commitments consist of purchase obligations, operating lease payments for our facilities and income taxes payable as a result of tax legislation enacted in December 2017. The following table summarizes these contractual obligations at December 31, 2018. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$26,463	$3,888	$8,674	$8,649	$5,252
Purchase obligations (2)	44,547	44,547	—	—	—
Income taxes payable (3)	8,791	—	1,674	2,407	4,710
Unrecognized tax benefits (4)	3,034	—	—	—	—
Total	$82,835	$48,435	$10,348	$11,056	$9,962

(1)
Our principal facilities are located in Maynard, Massachusetts and Holmdel, New Jersey and are leased under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2023, with respect to the New Jersey facility. We also lease office space in various locations with expiration dates between 2019 and 2027. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases. All of our facility leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $5.2 million, and $1.3 million, respectively.

Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2018, are as follows (in thousands):

Amounts
2019	$3,888
2020	4,280
2021	4,394
2022	4,248
2023	4,401
Thereafter	5,252
Total	$26,463

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

(3)
Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred until the enactment of the Tax Act in December 2017. The Tax Act allows the tax liability to be paid on an installment basis over eight years.

(4)
We had $5.0 million of uncertain tax positions as of December 31, 2018. Included in the balance of unrecognized tax benefits as of December 31, 2018 are $3.0 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Letters of Credit
As of December 31, 2018, we had outstanding letters of credit of $0.8 million issued to cover the security deposits on the leases of the Maynard, Massachusetts, and the Holmdel, New Jersey facilities.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Revenue Recognition
Our products are fully functional at the time of shipment and do not require production, modification or customization. We apply the following five step approach when recognizing revenue: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied. The contract is generally a customer purchase order and the performance obligation is to deliver a specific quantity of products at specified prices, which represents the transaction price. Our agreements with our customers do not include rights of return. We recognize revenue when transfer of control to our customers occurs, which is generally when products are shipped from our manufacturing facilities or when delivered to the customer’s named location, in an amount reflecting the consideration we expect to be entitled to.
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
Income Taxes
We utilize the asset and liability method of accounting for income taxes under which we recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is not more likely than not that these assets will be realized. We recognize the benefits of uncertain tax positions that have been taken or that we expect to take on income tax returns if such tax positions are more likely than not to be sustained.
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
The Tax Act was enacted on December 22, 2017. Among other changes, this legislation: reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, created new taxes on certain foreign sourced earnings, provided a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, included a new provision designed to currently tax certain global intangible low-taxed income, or GILTI, of controlled foreign corporations, which allows for a deduction of up to 50% of GILTI (subject to some limitations) and the possibility of using foreign tax credits, or FTCs, to reduce the resulting income tax liability (also subject to some limitations), and limited the deduction for net operating loss carryovers generated in the taxable years beginning after December 31, 2017, to 80% of taxable income computed without regard to the deduction. Accounting Standard Codification, or ASC, 740 requires filers to record the effect of tax law changes in the period enacted. However, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, that permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the legislation’s enactment. As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of this legislation; however, we had made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and provisional state taxes on future repatriations. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount under SAB 118, which was included as a component of the income tax provision. The provisional amounts were subject to revisions as we completed our analysis of the Tax Act, collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, IRS, Financial Accounting Standards Board, or FASB, and other standard-setting and regulatory bodies. The measurement period expired on December 22, 2018 and our accounting for the Tax Act is complete. Changes to the provisional amounts recorded in 2017 for the effects of the Tax Act were not material.
As a result of the “deemed distributions” under the Tax Act, the impact of GILTI on our future foreign earnings and the lack of certain foreign governments’ withholding tax imposed on dividends, we generally no longer take the position that foreign earnings are permanently reinvested, except for our foreign operating subsidiaries that require an excess cash balance to meet operating needs.
Stock-Based Compensation
We recognize compensation expense for equity awards based on the grant date fair value of the award. For equity awards that vest based on a service condition, which constitute the majority of our outstanding equity awards, stock-based compensation expense is recognized on a ratable basis over the requisite service period. When an equity award contains a performance and/or market condition, we recognize stock-based compensation expense utilizing the accelerated attribution method.
We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. Prior to our IPO, we estimated the value of common stock at the grant date with the help of an independent third-party service provider. The expected volatility of employee option awards prior to 2017 was determined using the daily historical volatility of companies we consider to be our peers. For options awarded in 2018, we determined expected volatility using a blend of our historical volatility and the historical volatility of our peers. To determine our peer companies, we used the following criteria: optical telecommunications companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the stock price volatility over the expected term of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or “the simplified method,” because we do not yet have a sufficient history of option exercises. We determine the risk-free interest rate on the grant date of the award based on the rate of U.S. Treasury securities with maturities approximately equal to the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2018 and 2016. No stock options were granted in the year ended December 31, 2017.

	Year Ended December 31,
	2018	2016
Risk-free interest rate	2.9%	1.2% - 1.6%
Expected dividend yield	None	None
Expected volatility	53.5%	59.5% - 60.0%
Expected term (in years)	6.3	6.3

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
Stock-based compensation is measured using the fair value of our common stock on the grant date for time-vested RSUs. During the years ended December 31, 2018, 2017 and 2016 we granted RSU awards to executives which had a market condition or a market and a performance condition, in addition to a service condition. Determining the amount of stock-based compensation to be recorded for these awards requires us to develop estimates to be used in calculating the grant-date fair value of the awards. We calculate the grant-date fair value of these awards using the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market or performance conditions stipulated in the award grant and calculates the fair market value for the awards granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market or performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We use the historical volatility of multiple peer companies or, beginning in 2017, a blended rate of our actual historical volatility and our peers volatility to determine the volatility input in the Monte Carlo simulation model. For the performance-based RSUs, we also estimate the fair value using management’s best estimate of whether it is probable or not probable that the performance objective will be satisfied, which is reassessed at each reporting period.
The expense related to these awards is recognized on an accelerated basis over the vesting period of the awards which can vary. See Note 10, Stock Compensation Plans of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information related to these market-based and performance-based awards.
Recent Accounting Pronouncements
Refer to Note 3, Summary of Significant Accounting Policies of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for analysis of recent accounting pronouncements that are applicable to our business.

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
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, repurchase agreements, commercial paper, certificates of deposit, asset-backed securities, U.S. government securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the consolidated income statements unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the year ended December 31, 2018. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro, but these expenses are immaterial compared to our overall expenses. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. In addition, the functional currency of all of our entities is the U.S. dollar.  Accordingly, we have limited exposure to foreign currency exchange rates. During the years ended December 31, 2018, 2017 and 2016, we recorded foreign currency transaction losses of $0.4 million, $0.2 million and $0.1 million, respectively. These foreign currency transaction losses have been recorded as a component of “other expense, net” in our consolidated income statements. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. To date, we have not entered into any foreign currency exchange contracts. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acacia Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated income statements, statements of comprehensive income, redeemable convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 21, 2019

We have served as the Company’s auditor since 2014.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$60,444	$67,495
Marketable securities - short-term	264,660	211,933
Accounts receivable	90,831	86,602
Inventory	25,511	62,232
Prepaid expenses and other current assets	12,598	18,985
Total current assets	454,044	447,247
Marketable securities - long term	74,764	85,182
Property and equipment, net	26,643	28,175
Deferred tax asset	38,717	41,901
Other assets	7,691	8,745
Total assets	$601,859	$611,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,650	$47,819
Accrued liabilities	31,848	37,234
Deferred revenue	5,101	573
Total current liabilities	83,599	85,626
Income taxes payable	8,791	21,034
Other long-term liabilities	6,742	2,540
Total liabilities	99,132	109,200

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 41,024 and 39,606 shares issued at December 31, 2018 and 2017, respectively	4	4
Treasury stock, at cost; 974 shares and none at December 31, 2018 and 2017, respectively	(39,712)	—
Additional paid-in capital	360,267	324,944
Accumulated other comprehensive loss	(372)	(320)
Retained earnings	182,540	177,422
Total stockholders’ equity	502,727	502,050
Total liabilities and stockholders’ equity	$601,859	$611,250

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$339,891	$385,166	$478,412
Cost of revenue	192,771	217,326	257,425
Gross profit	147,120	167,840	220,987
Operating expenses:
Research and development	102,406	92,027	75,696
Sales, general and administrative	51,864	38,807	27,676
(Gain) loss on disposal of property and equipment	—	(47)	25
Total operating expenses	154,270	130,787	103,397
(Loss) income from operations	(7,150)	37,053	117,590
Other income (expense), net:
Interest income, net	7,209	3,389	453
Change in fair value of preferred stock warrant liability	—	—	(3,361)
Other expense, net	(463)	(139)	(61)
Total other income (expense), net	6,746	3,250	(2,969)
(Loss) income before (benefit) provision for income taxes	(404)	40,303	114,621
(Benefit) provision for income taxes	(5,320)	1,795	(16,956)
Net income	4,916	38,508	131,577
Accretion of redeemable convertible preferred stock	—	—	(1,722)
Undistributed earnings attributable to participating securities	—	—	(34,571)
Net income attributable to common stockholders - basic and diluted	$4,916	$38,508	$95,284
Net income per share attributable to common stockholders:
Basic	$0.12	$0.99	$3.77
Diluted	$0.12	$0.92	$3.22
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	40,259	38,920	25,307
Diluted	41,997	41,690	29,585

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$4,916	$38,508	$131,577
Other comprehensive loss:
Changes in unrealized loss on marketable securities, net of income taxes of ($18), $118 and $11 for the years ended December 31, 2018, 2017 and 2016, respectively	(7)	(304)	(16)
Comprehensive income	$4,909	$38,204	$131,561

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2016	24,177	$70,780	6,669	$1	—	$—	$—	$—	$8,015	$8,016
Accretion of preferred stock issuance costs		94					(94)			(94)
Accretion to redemption value		1,628					(950)		(678)	(1,628)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(24,177)	(72,502)	24,177	2			72,500			72,502
Reclassification of preferred stock warrant liability into additional paid-in capital upon conversion to common stock warrants							6,615			6,615
Issuance of common stock upon public offerings, net of offering costs incurred of $5,515			5,780	1			209,035			209,036
Vesting of restricted common stock			85							—
Exercise of common stock options			622	—			1,286			1,286
Vesting of restricted stock units, net of taxes paid related to net share settlement			356	—			(14,592)			(14,592)
Issuance of common stock upon net exercise of common stock warrants			240	—						—
Common stock issued under employee stock purchase plan			69	—			1,348			1,348
Stock-based compensation expense							20,745			20,745
Unrealized losses on marketable securities, net of tax of $11								(16)		(16)
Net income									131,577	131,577
Balance at December 31, 2016	—	$—	37,998	$4	—	$—	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock			85							—
Exercise of common stock options			699	—			2,755			2,755
Vesting of restricted stock units			745	—			—			—
Common stock issued under employee stock purchase plan			79	—			2,923			2,923
Stock-based compensation expense							23,373			23,373
Unrealized losses on marketable securities, net of tax of $118								(304)		(304)
Net income									38,508	38,508
Balance at December 31, 2017	—	$—	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Effect of adopted accounting standards (see Note 3)								(45)	202	157
Treasury stock acquired					974	(39,712)				(39,712)
Vesting of restricted common stock			21							—
Exercise of common stock options			489	—			2,512			2,512
Vesting of restricted stock units			782	—			—			—
Common stock issued under employee stock purchase plan			126	—			3,301			3,301
Stock-based compensation expense							29,510			29,510
Unrealized losses on marketable securities, net of tax of ($18)								(7)		(7)
Net income									4,916	4,916
Balance at December 31, 2018	—	$—	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,916	$38,508	$131,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,646	12,280	9,168
(Gain) loss on disposal of property and equipment	—	(47)	25
Stock-based compensation	29,593	23,373	20,745
Deferred income taxes	3,133	(18,368)	(12,344)
Other non-cash (benefits) charges	(799)	446	130
Change in fair value of preferred stock warrant liability	—	—	3,361
Changes in operating assets and liabilities:
Accounts receivable	(4,229)	21,525	(66,867)
Inventory	36,721	(30,551)	(3,761)
Prepaid expenses and other current assets	6,219	(6,540)	(10,921)
Other assets	1,113	(4,618)	(612)
Accounts payable	1,377	(2,371)	23,277
Accrued liabilities	(5,467)	6,957	14,376
Deferred revenue	8,357	(548)	(6,387)
Income taxes payable	(12,243)	21,034	—
Other long-term liabilities	748	813	1,077
Net cash provided by operating activities	83,085	61,893	102,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,660)	(14,112)	(17,254)
Purchases of marketable securities	(382,438)	(436,594)	(118,676)
Sales and maturities of marketable securities	340,920	242,735	14,525
Deposits	(59)	64	(86)
Net cash used in investing activities	(56,237)	(207,907)	(121,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	—	—	(34)
Proceeds from public offerings, net of underwriting discounts and commissions	—	—	214,551
Payment of public offering costs	—	(201)	(3,490)
Treasury stock acquired	(39,712)	—	—
Proceeds from the issuance of common stock under stock-based compensation plans	5,813	5,678	2,634
Employee taxes paid related to net share settlement of restricted stock units	—	—	(14,592)
Net cash (used in) provided by financing activities	(33,899)	5,477	199,069

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,051)	(140,537)	180,422
Cash, cash equivalents and restricted cash—Beginning of period	67,495	208,032	27,610
Cash, cash equivalents and restricted cash—End of period	$60,444	$67,495	$208,032

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(5,053)	$1,465	$3,099

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$196	$2,742	$1,982
Public offering costs incurred but not yet paid	$—	$—	$200
Accretion of redemption value on redeemable convertible preferred stock	$—	$—	$1,628
Accretion of redeemable convertible preferred stock issuance costs	$—	$—	$94
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$72,502
Reclassification to additional paid-in capital of fair value of preferred stock warrant liability upon conversion to common stock warrants	$—	$—	$6,615

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF THE BUSINESS AND OPERATIONS
Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company is a leading provider of high-speed coherent optical interconnect products that transform communications networks relied upon by cloud infrastructure operators and content and communication service providers through improvements in performance and capacity and reductions in associated costs. Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. Our semiconductor product group consists of our low-power coherent digital signal processor application-specific integrated circuits ("DSP ASICs") and our silicon photonic integrated circuits ("silicon PICs") which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP.
The Company is headquartered in Maynard, Massachusetts, and has wholly-owned subsidiaries in North America, Europe and Asia.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Deferred Revenue
The Company adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2018 using the modified retrospective method. As a result, the Company is required to disclose the accounting policies in effect prior to January 1, 2018, as well as the policies it has applied starting January 1, 2018.

Periods prior to January 1, 2018

The Company derives its revenue from the sale of its products. The Company recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable and collectability of the related receivable was reasonably assured. The Company considered delivery of its products to have occurred once title and risk of loss had been transferred. The Company’s products consist of hardware and software that function together to deliver the products’ essential functionality. The Company does not sell its software on a standalone basis.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company’s customers generally do not have return rights.

A limited number of revenue arrangements with the Company’s customers included more than one element and required the application of ASC 605-25, Revenue Recognition—Multiple Element Arrangements. Arrangement consideration was allocated to each element with standalone value based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy.

The Company determined the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 1% of the Company’s total revenue during the years ended December 31, 2017 and 2016.

Deferred revenue represented either advance payments from customers or billings to customers for which the revenue recognition criteria had not been met. Deferred product costs represented products that had been billed to customers, for which the revenue associated with the arrangement had been deferred as a result of not meeting the revenue recognition criteria. The Company deferred the product costs until recognition of the related revenue occurred.
Periods commencing January 1, 2018
The Company generates all of its revenue from contracts with customers. The Company considers customer purchase orders, which in many cases are governed by master purchasing agreements, to be contracts with customers. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as services, extended warranties or other material rights. As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs upon shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment from the customer and when physical possession, legal title and risks and rewards of ownership have transferred to the customer. The Company also considered certain customer contracts that include acceptance clauses, but has concluded that delivery to the customer’s named location is the point at which the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset, and therefore the acceptance is considered a formality that does not impact the timing of revenue recognition.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. The transaction price related to contracts with unsatisfied performance obligations with a duration of more than one year as of December 31, 2018 was $2.1 million.
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
A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is classified as “deferred revenue.” Deferred product costs represent products that have been billed to customers, for which the revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The Company defers the product costs until recognition of the related revenue occurs.
The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at December 31, 2018.
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
Marketable securities consist of investments in U.S. Treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. The main objective of the Company’s current investment policy is to preserve capital and maintain liquidity. The Company seeks to limit the amount of investments in any single issuer. As a result, the

Company believes that, as of December 31, 2018 and 2017, its concentration of credit risk related to marketable securities was not significant.
To minimize credit risk related to accounts receivable, ongoing credit evaluations of customers’ financial condition are performed and the Company maintains allowances for potential credit losses as needed. The Company has determined that no allowance is needed as of December 31, 2018 and 2017, as all accounts receivable balances are expected to be collected.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their estimated undiscounted future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. No impairments have been recognized for the years ended December 31, 2018, 2017 and 2016.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Refer to Note 12 for additional information regarding warranty activity.
Advertising Costs
The Company expenses advertising costs as incurred. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any advertising expenses.
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
Stock-Based Compensation
The Company accounts for share-based payment awards granted to employees at fair value, which is measured using the fair value of the Company’s common stock on the grant date for time-vested restricted stock units (“RSUs”). Other input assumptions are used to determine the valuation of performance- or market-based RSU awards, as well as in the Black-Scholes option-pricing model for stock option awards and employee stock purchase rights. The measurement date for the fair value of employee awards is the date of grant. For all time-vested awards, stock-based compensation costs are recognized as expense on a ratable basis over the requisite service period, which is generally the vesting period. For awards with market and/or performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method.

Changes in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The Company’s redeemable convertible preferred stock warrants which existed prior to the Company’s IPO required liability classification. At initial recognition, the warrants were recorded at their estimated fair value and subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of total other income (expense), net. In connection with the Company’s IPO, the warrants converted to common stock warrants and accordingly, the Company remeasured the liability at the time of the IPO and then reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 9 for additional information. As of December 31, 2018, 2017 and 2016, there were no longer any warrants outstanding.
Foreign Currency Transactions
The functional currency of the Company’s Subsidiaries is the U.S. dollar. All monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rate on the consolidated balance sheet date. When transactions are required to be paid in the local currency of any Subsidiary, any resulting foreign currency transaction gain or loss is recorded as a component of other expense, net, in the consolidated income statements. To date, foreign currency transaction gain or loss associated with the Company’s Subsidiaries has not been significant. During the years ended December 31, 2018, 2017 and 2016, the Company recorded foreign currency transaction losses of $0.4 million, $0.2 million and $0.1 million, respectively.
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
The Company accrues liabilities for potential payments of tax to various tax authorities related to uncertain tax positions. Liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential uncertainties related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the provision for income taxes, if applicable. As of December 31, 2018 and 2017, the Company identified $5.0 million and $4.5 million of gross uncertain tax positions, respectively. Included in those balances as of December 31, 2018 and 2017 are $3.0 million and $2.3 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets.
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
Revenue by geographic country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$56,839	$60,723	$87,678
China	98,906	148,431	194,917
Germany	58,711	57,051	114,678
Thailand	68,217	48,016	33,136
Other	57,218	70,945	48,003
Total revenue	$339,891	$385,166	$478,412

Total long-lived assets by geographic country consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
United States	$18,123	$19,065
Thailand	4,147	7,065
China	1,703	1,165
Other	2,670	880
Total long-lived assets	$26,643	$28,175
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, or ASC 606, which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition (“ASC 605”) and affects any entity that enters into contracts with customers to transfer goods and services. On January 1, 2018, the Company adopted ASC 606 and all related amendments for all contracts not completed as of the adoption date using the modified retrospective method. The Company recognized the $0.2 million cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
See Note 4 for further disclosures and detail regarding revenue. As the impact of ASC 606 is not material to the Company, there is no pro-forma disclosure presented as of and for the year ended December 31, 2018.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require that the statement of cash flows explain the change in total cash, cash equivalents and restricted cash. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the amendments in ASU 2016-18 in the first quarter of 2018 using a retrospective transition method. Other than the revised statement of cash flows presentation of restricted cash in the prior periods presented, which were immaterial, the adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. There is no impact to the cash flow statement for the year ended December 31, 2018 as there was no restricted cash balance as of the beginning or end of the period.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows an entity to reclassify stranded income tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive loss to retained earnings. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted and applied the ASU 2018-02 amendments in the second quarter of 2018. The adoption of the ASU 2018-02 amendments resulted in a $0.1 million cumulative-effect adjustment as of April 1, 2018, the first day of the Company’s second quarter of fiscal year 2018, between accumulated other comprehensive loss and retained earnings for the amount of the stranded tax effects.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted and applied the ASU 2018-15 amendments on a prospective basis as of July 1, 2018, the first day of the Company’s third quarter of fiscal year 2018. The adoption of the ASU 2018-15 amendments resulted in approximately $0.2 million of implementation costs incurred in a hosting arrangement that is a service contract being capitalized as of December 31, 2018.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize a right-of-use asset and lease liability on the balance sheet for virtually all leases. For the income statement, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or financing leases. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and must be applied using a modified retrospective approach with earlier adoption permitted. The Company adopted this guidance on January 1, 2019, and expects to recognize a lease liability estimated between $14.8 million and $16.8 million, and a related right-of-use asset estimated between $20.3 million and $22.3 million on its consolidated balance sheet, respectively, with the difference attributable to prepaid and accrued rent payments. These adjustments will not have a material impact on the Company’s consolidated income statement. The Company is continuing to finalize the impacts of the new standard, including the discount rate to be applied in these valuations and increased leasing disclosures, as well as policy and process changes to support the new standard.
4. REVENUE
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
Revenue for product sales is recognized at the point in time when control transfers to the Company’s customers, which is generally when products are shipped from the Company’s manufacturing facilities or when delivered to the customer’s named location. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered to be fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected on behalf of customers relating to product sales and remitted to governmental authorities, principally sales taxes, are excluded from revenue.
The opening and closing balances of the Company’s deferred revenue and accounts receivable are as follows (in thousands):

	Balance at Beginning of Period (1/1/18)	Increase	Balance at End of Period
Year Ended December 31, 2018
Accounts Receivable	$86,602	$4,229	$90,831
Deferred Revenue (Current)	$197	$4,904	$5,101
Deferred Revenue (Non-current)	$254	$3,453	$3,707
The amounts of revenue recognized in the period that were included in the opening deferred revenue balance were immaterial for the year ended December 31, 2018. The increase in current and non-current deferred revenue is related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the consolidated balance sheet.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product type. Further disaggregation of revenue by geographic country can be found in Note 3.

	Year Ended	As a % of
	December 31, 2018	Total Revenue
	(dollars in thousands)
Embedded Modules	$77,286	23%
Pluggable Modules	189,533	56%
Semiconductors	73,072	21%
Total revenue	$339,891	100%
5. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses
			Less than One Year	Greater than One Year
Cash	$49,650	$—	$—	$—	$49,650	$49,650	$—
Money market funds	1,563	—	—	—	1,563	1,563	—
U.S. treasury bonds	40,367	—	(9)	(3)	40,355	—	40,355
Commercial paper	60,435	—	(13)	—	60,422	6,668	53,754
Certificates of deposit	36,839	13	(12)	—	36,840	—	36,840
Asset-backed securities	47,798	1	(63)	(22)	47,714	—	47,714
Corporate debt securities	163,654	9	(239)	(100)	163,324	2,563	160,761
Total	$400,306	$23	$(336)	$(125)	$399,868	$60,444	$339,424

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)
Cash	$43,223	$—	$—	$43,223	$43,223	$—
Money market funds	11,070	—	—	11,070	11,070	—
Repurchase agreements	12,500	—	—	12,500	12,500	—
U.S. treasury bonds	26,316	—	(80)	26,236	—	26,236
Commercial paper	60,623	—	(9)	60,614	—	60,614
Certificates of deposit	34,993	6	(33)	34,966	—	34,966
Asset-backed securities	33,374	1	(53)	33,322	702	32,620
Corporate debt securities	142,960	9	(290)	142,679	—	142,679
Total	$365,059	$16	$(465)	$364,610	$67,495	$297,115
(1) Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Proceeds from the sales and maturities of marketable securities	$340,920	$242,735	$14,525
Realized gains	$18	$16	$—
Realized losses	$(109)	$(2)	$—
The contractual maturities of short-term and long-term marketable securities held at December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$264,959	$264,660	$212,137	$211,933
Due after one year through four years	74,902	74,764	85,426	85,182
Total	$339,861	$339,424	$297,563	$297,115
At December 31, 2018, the Company believed that the unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
6. INVENTORY
Inventory consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Raw materials	$18,420	$32,599
Work-in-process	218	965
Finished goods	6,873	28,668
Inventory	$25,511	$62,232
On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, the Company’s largest customer (the “ZTE Ban”). As a result, the Company recorded inventory write-offs of $3.9 million in the first quarter of 2018 related to finished goods inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and had become excess inventory due to the suspension of sales to ZTE. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. As a result of the ZTE Ban being terminated, the Company was able to consume a portion of the ZTE inventory, resulting in a remaining reserve of $1.0 million as of December 31, 2018.
7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Engineering laboratory equipment	$50,590	$39,433
Computer software	3,132	2,281
Computer equipment	6,018	4,380
Furniture and fixtures	3,227	3,041
Leasehold improvements	3,581	2,282
Construction in progress	1,279	4,591
Total property and equipment	67,827	56,008
Less: Accumulated depreciation	(41,184)	(27,833)
Property and equipment, net	$26,643	$28,175
Depreciation expense was $13.6 million, $12.3 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Employee-related liabilities	$8,509	$5,233
Goods and services received not invoiced	3,592	12,827
Accrued manufacturing related expenses	2,342	4,007
Warranty reserve	8,220	8,306
Other accrued liabilities	9,185	6,861
Accrued liabilities	$31,848	$37,234

9. FAIR VALUE MEASUREMENT
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments are in money market funds, repurchase agreements, U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities, which are classified as Level 2 within the fair value hierarchy, were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
The fair value of these assets measured on a recurring basis was determined using the following inputs as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$1,563	$—	$1,563
U.S. treasury bonds	—	40,355	—	40,355
Commercial paper	—	60,422	—	60,422
Certificates of deposit	—	36,840	—	36,840
Asset-backed securities	—	47,714	—	47,714
Corporate debt securities	—	163,324	—	163,324
Total	$—	$350,218	$—	$350,218

	December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$11,070	$—	$11,070
Repurchase agreements	—	12,500	—	12,500
U.S. treasury bonds	—	26,236	—	26,236
Commercial paper	—	60,614	—	60,614
Certificates of deposit	—	34,966	—	34,966
Asset-backed securities	—	33,322	—	33,322
Corporate debt securities	—	142,679	—	142,679
Total	$—	$321,387	$—	$321,387

There were no transfers between fair value measurement levels during the years ended December 31, 2018 and 2017. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
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

A summary of the changes in the Company’s preferred stock warrant liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016 is as follows (in thousands):

Year Ended December 31,
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
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the consolidated income statements for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$2,075	$1,993	$1,629
Research and development	17,564	14,150	12,347
Sales, general and administrative	9,975	7,230	6,769
Total stock-based compensation	$29,614	$23,373	$20,745

The following table summarizes stock-based compensation expense by award type for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted stock units	$25,864	$19,455	$17,862
Stock options	2,343	2,614	2,082
Employee stock purchase plan	1,284	1,188	696
Other awards	123	116	105
Total stock-based compensation	$29,614	$23,373	$20,745

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
The 2016 Plan will terminate ten years from the effective date, unless it is terminated earlier by the Company’s board of directors. As of December 31, 2018, there were 3,203,355 shares available for future issuance. The number of shares reserved for issuance under the 2016 Plan will increase automatically on the first day of each January through 2025 equal to the least of (i) 3,600,000 shares of Common Stock, (ii) 4.0% of the outstanding shares on such date and (iii) an amount determined by the board of directors. In December 2018, the board of directors approved a 4.0% increase to the 2016 Plan share pool pursuant to the 2016 Plan’s evergreen provision. A maximum of 7,917,554 shares of the Company’s common stock are authorized for issuance under the 2016 Plan following this increase.
Stock Options
The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model. No stock option awards were issued to employees during the year ended December 31, 2017. During the years ended December 31, 2018 and 2016, the assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2018	2016
Risk-free interest rate	2.9%	1.2% - 1.6%
Expected dividend yield	None	None
Expected volatility	53.5%	59.5% - 60.0%
Expected term (in years)	6.3	6.3
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
Expected Volatility.    For options awarded during 2016 and prior, as there was limited trading history associated with the Company’s common stock during those periods, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry over a period equivalent to the expected term of the stock option grants. For options awarded during 2018, the expected volatility was derived from a blend of average historical stock volatilities of several unrelated public companies within the Company’s industry and the Company’s historical volatility, both over a period equivalent to the expected term of the stock option grants.
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
A summary of stock option activity under the Company’s equity incentive plans for the year ended December 31, 2018 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,634	$8.34	6.6	$47,356
Granted	10	$28.77
Exercised	(489)	$5.22		$15,855
Cancelled	(39)	$11.48
Outstanding at December 31, 2018	1,116	$9.78	5.7	$33,113
Vested and expected to vest at:
December 31, 2018	1,116	$9.78	5.7	$33,113
Exercisable at:
December 31, 2018	837	$7.38	5.3	$26,544

As of December 31, 2018 and 2017, there was $2.5 million and $4.8 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 1.1 years and 2.2 years, respectively.

The weighted-average grant date fair value of stock options granted was $15.58 and $11.82 during the years ended December 31, 2018 and 2016, respectively.  No stock options were granted by the Company during the year ended December 31, 2017. The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $15.9 million, $33.5 million and $35.0 million, respectively.
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
During the year ended December 31, 2017, the Company granted 461,000 RSUs to executive officers that include a market condition and a performance condition in addition to a service condition (“2017 PRSUs”). Each 2017 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The number of 2017 PRSUs that are subject to the service condition is determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned 2017 PRSUs”). Thirty-three percent of any Earned 2017 PRSUs will vest on the later of (i) March 17, 2019 and (ii) the date that the number of Earned 2017 PRSUs is determined by the Compensation Committee after December 31, 2018. Thereafter, an additional 33% of the Earned 2017 PRSUs will vest on March 17, 2020 and the remaining 34% of the Earned 2017 PRSUs will vest on March 17, 2021. Vesting of Earned 2017 PRSUs is subject to the applicable officer’s continued provision of services to the Company through the applicable vesting date. The number of 2017 PRSUs that become Earned 2017 PRSUs will be determined based on the extent to which the Company achieves (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). If neither the Revenue Growth Objective nor the Stock Price Objective is achieved, none of the 2017 PRSUs will become Earned 2017 PRSUs. Any 2017 PRSUs that do not become Earned 2017 PRSUs shall be forfeited once the number of Earned 2017 PRSUs is determined by the Compensation Committee after December 31, 2018.
For the 2017 PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of four years. During the performance period, the Company estimated the fair value of the 2017 PRSUs using management’s best estimate of whether it was probable or not probable that the Revenue Growth Objective would be satisfied using actual revenue results for audited periods or the most current available projections of future revenue performance at that time, which was reassessed at each reporting period. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated income statements. The Company estimated the fair value of the 2017 PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	1.3%
Expected dividend yield	None
Expected volatility	58.3%
Expected term (in years)	1.8
Grant date fair value of underlying shares	$40.38 - $55.02
During the year ended December 31, 2018, the Company granted awards covering up to a maximum of 94,854 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“2018 PRSUs”). Each 2018 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The 2018 PRSUs are subject to performance-based vesting. The number of 2018 PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the compensation committee of the Company’s board of directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the 2018 PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No 2018 PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
For the 2018 PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of approximately three years. The Company estimated the fair value of the 2018 PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	None
Expected volatility	51.4%
Expected term (in years)	2.9
Grant date fair value of underlying shares	$34.59 - $39.02
All other RSUs granted to employees, executives and directors vest upon the satisfaction of a service condition, generally over four years. The cost of RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation expense is generally recognized on a ratable basis over the requisite vesting period.
As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. Through December 31, 2018, the Company has not settled any vested RSUs with cash.
A summary of the changes in the Company’s RSUs during the year ended December 31, 2018 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,288	$36.08
Granted	847	$40.48
Vested	(782)	$27.56
Cancelled	(28)	$36.56
Outstanding at December 31, 2018	2,325	$40.55
At December 31, 2018 and 2017, there was $52.5 million and $47.8 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted-average period of 1.9 years and 2.9 years, respectively.
Amended and Restated 2016 Employee Stock Purchase Plan
The Company’s board of directors adopted the Amended and Restated 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective on May 18, 2016. As of December 31, 2018, there were 807,421 shares available for future issuance under the 2016 ESPP. The number of shares of common stock reserved for issuance under the 2016 ESPP will increase automatically on the first day of each January through 2026, in an amount equal to the lowest of: (1) 900,000  shares of the Company’s common stock; (2) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors. In December 2018, the board of directors determined no increase to the ESPP share pool was needed. A maximum of 1,081,047 shares of the Company’s common stock are authorized for issuance under the ESPP Plan following this decision. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. The 2016 ESPP provides for 6-month offering periods beginning in May and November of each year.
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
The fair value of the awards issued under the 2016 ESPP to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	1.3% - 2.1%	0.5% - 1.0%	0.4%
Expected dividend yield	None	None	None
Expected volatility	48.6% - 66.4%	48.7% - 58.7%	57.3%
Expected term (in years)	0.5	0.5	0.5
Preferred Stock
The Company has authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2018, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.
11. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Up to and including the year ended December 31, 2016, the year in which the IPO occurred, basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considered its redeemable convertible preferred stock to be participating securities. In the event a cash dividend was paid on common stock, the holders of preferred stock were also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which included contractual participation rights in undistributed earnings, were excluded from the computation of basic and diluted net income per share attributable to common stockholders. As a result of the conversion of preferred stock on May 18, 2016, no earnings were allocated to participating securities during 2017 and 2018.
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$4,916	$38,508	$131,577
Less: preferred stock accretion	—	—	(1,722)
Less: undistributed earnings attributable to participating securities	—	—	(34,571)
Net income attributable to common stockholders - basic and diluted	$4,916	$38,508	$95,284
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders - basic	40,259	38,920	25,307
Dilutive effect of stock options, unvested restricted stock and restricted stock units, preferred stock warrants and employee stock purchase plan	1,738	2,770	4,278
Weighted-average shares used to compute net income per share attributable to common stockholders - diluted	41,997	41,690	29,585
Net income per share attributable to common stockholders
Basic	$0.12	$0.99	$3.77
Diluted	$0.12	$0.92	$3.22
The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	91	87	46
Unvested restricted stock units	336	425	46
Employee stock purchase plan	1	—	—

As discussed further in Note 10, in 2018 the Company granted a maximum of 94,854 2018 PRSUs to executives that include a market condition and a service condition. An estimate of the number of shares contingently issuable based on average market prices through December 31, 2018 has been included in the antidilutive table above.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal facilities are located in Maynard, Massachusetts, and Holmdel, New Jersey and are leased by the Company under non-cancelable operating leases that expire in February 2025, with respect to the Massachusetts facility, and December 2023, with respect to the New Jersey facility. The Company also leases office space in various locations with expiration dates between 2019 and 2027. Several of the lease agreements include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance and maintenance costs. All of the Company’s facility leases are accounted for as operating leases. Rent expense is recorded over the lease term on a straight-line basis. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $5.2 million and $1.3 million, respectively.
Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2018, are as follows (in thousands):

Amounts
2019	$3,888
2020	4,280
2021	4,394
2022	4,248
2023	4,401
Thereafter	5,252
Total	$26,463
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the consolidated balance sheets, are set forth in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Warranty reserve, beginning of period	$8,306	$2,158	$763
Provisions made to warranty reserve during the period	11,775	16,597	5,058
Charges against warranty reserve during the period	(11,861)	(10,449)	(3,663)
Warranty reserve, end of period	$8,220	$8,306	$2,158
Legal Contingencies

On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court and is currently pending a scheduling conference with the judge. The parties are in the process of briefing summary judgment motions in anticipation of a trial in California state court scheduled for June 2019. While it is not possible to predict the outcome of this matter with certainty, based on the information available to the Company today, the Company currently believes that this lawsuit will not have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the California state court action discussed in the preceding paragraph. During the stay of the Massachusetts litigation, Acacia may conduct and complete certain non-party discovery as provided in the court’s order. While it is not possible to predict the outcome of this matter with certainty, based on the information available to us today, we currently believe that this lawsuit will not have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows.
The California and Massachusetts lawsuits are both pending resolution, discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by the Company, subject to the conditions of the order to stay.
Between August and October 2017, four purported securities class action complaints were filed in the U.S. District Court for the District of Massachusetts against the Company and certain of its executive officers, among other defendants. The complaints are captioned Tharp v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11504 (D. Mass.), filed August 14, 2017; Zhang v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11518 (D. Mass.), filed August 16, 2017; Kebler v. Acacia Communications, Inc., et al., Case No. 1:17-cv-11695 (D. Mass.), filed September 7, 2017; and Rollhaus v. Acacia Communications, Inc., et al., Case No. 17-cv-11988 (D. Mass.), filed October 13, 2017. In November 2017, the court consolidated these four securities class actions (under docket number 1:17-cv-11504) and appointed lead plaintiffs for the consolidated action. Lead plaintiffs filed a consolidated amended class action complaint on January 8, 2018. The amended complaint asserted claims against the Company and certain of its directors and executive officers, among other defendants, and alleged that some or all of the defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements regarding, among other matters, demand for our products, our financial guidance, and/or our quality control process as it relates to the Quality Issue. The amended complaint sought, among other relief, unspecified compensatory damages, rescission, attorneys’ fees, and costs. All defendants filed motions to dismiss the consolidated amended complaint on February 9, 2018. On June 15, 2018, the court granted defendants’ motions to dismiss and denied plaintiffs leave to file an amended complaint. On June 25, 2018, the court entered judgment and dismissed the case against all the defendants. No notice of appeal has been filed.
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
The court appointed lead plaintiffs for the consolidated derivative actions on April 20, 2018. On May 1, 2018, plaintiff Dennis voluntarily dismissed his case without prejudice. Lead plaintiffs filed a consolidated amended derivative complaint on May 30, 2018. The amended derivative complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company by making or causing the Company to make allegedly false and/or misleading statements regarding, among other matters, demand for the Company’s products, the Company’s financial guidance, and/or the Company’s quality control process as it relates to the Quality Issue, and by selling stock in Acacia with knowledge of those allegedly false and/or misleading statements. The complaint also alleges that certain individual defendants caused the Company to issue an allegedly false and/or misleading proxy statement on or about April 6, 2017 regarding, among other matters, the reelection of certain directors. The complaint purports to assert derivative claims for violation of Section 11 of the Securities Act of 1933; Sections 10(b), 14(a), and 29(b) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder; breach of fiduciary duty; insider trading; waste of corporate assets; and unjust enrichment. The complaint seeks to recover on behalf of the Company for any liability it incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable and monetary relief, restitution, and attorneys’ fees and costs.
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
On July 19, 2018, the parties reached an agreement in principle to settle the above-referenced derivative litigation and Section 220 litigation, contingent on approval by the court in the District of Massachusetts hearing the consolidated derivative actions. The Company adopted certain corporate governance changes as part of the settlement.
On September 14, 2018, the parties executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to our shareholders, and scheduling a hearing to consider final approval of the settlement. On November 7, 2018, the plaintiffs filed a motion for final approval of the settlement and a motion for an award of attorneys’ fees and expenses. On November 28, 2018, the defendants filed an opposition to plaintiffs’ motion for attorneys’ fees and expenses. The court held a hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and expenses on December 19, 2018. The court approved the settlement and indicated that it would schedule a further evidentiary hearing on the motion for attorneys’ fees and expenses. The parties subsequently reached agreement on an agreed attorneys’ fee award of $0.7 million and an agreed immaterial expense award. A portion of the fee and expense awards is expected to be reimbursed to the Company by its insurance carrier. On January 23, 2019, the court issued an order granting final approval to the settlement, including the agreed upon awards of attorneys’ fees and expenses. The court entered final judgment on January 24, 2019.
The Company intends to continue to engage in a vigorous defense of the ongoing litigation described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality of any such losses. An unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the years ended December 31, 2018, 2017 and 2016, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of December 31, 2018 and 2017, no amounts have been accrued related to such indemnification provisions.
Potential Payments upon Termination or Change in Control
In August 2018, the compensation committee of the Company’s board of directors approved an amendment and restatement of the Acacia Communications, Inc. Severance and Change in Control Benefits Plan (as amended and restated, the “Severance Plan”), which provides severance benefits to certain of its executives, including its named executive officers, if the executive’s employment is terminated by the Company without cause or, only within 12 months following a change in control of the Company, the executive terminates employment with the Company for good reason (as each of those terms is defined in the Severance Plan).
Under the Severance Plan, if the Company terminates an eligible executive’s employment without cause prior to or more than 12 months following a change in control of the Company (an “Involuntary Termination”), the executive is entitled to (i) continue receiving his or her base salary for a specified period following the date of termination (in the case of the chief executive officer, for 12 months, and, in the case of all other participants, for nine months), (ii) company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), for U.S. based eligible executives, or substantially equivalent medical benefits for non-U.S. based eligible executives, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive is then receiving a stipend from us in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment), and (iii) the amount of any unpaid annual bonus determined by the board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination. In addition, the executive’s outstanding equity awards that vest solely based on the passage of time will be accelerated and become vested to the extent the award would have vested if the executive had remained employed through a specified period following the date of termination (in the case of the chief executive officer, for 12 months, and, in the case of all other participants, for nine months). The vesting of outstanding performance-based equity awards in connection with an Involuntary Termination shall be dictated by the terms of the applicable award agreements.
The Severance Plan also provides that, if, within 12 months following a change in control of the Company, the Company terminates an eligible executive’s employment without cause or such executive terminates his or her employment with the Company for good reason (a “Change in Control Termination”), the executive is entitled to (i) a single lump-sum payment equal to a multiple of his or her annual base salary (in the case of the chief executive officer, 2x and, in the case of all other participants, 1x), (ii) a single lump sum payment in an amount equal to a multiple of his or her target annual bonus for the year in which the termination of employment occurs (in the case of the chief executive officer, 1.5x and, in the case of all other participants, 1x), (iii) company contributions to the cost of health care continuation under COBRA, for U.S. based eligible executives, or substantially equivalent medical benefits for non-U.S. based eligible executives, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive is then receiving a stipend from us in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment), and (iv) the amount of any unpaid annual bonus determined by the Company’s board of directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination. In addition, all of the executive’s outstanding unvested time-based equity awards will immediately vest in full on the date of such termination. The vesting of outstanding performance-based equity awards in connection with a Change in Control Termination shall be dictated by the terms of the applicable award agreements.
In addition, the Severance Plan provides that, in the event of a termination due to the death or disability of an eligible executive (a “Death or Disability Termination”), whether or not prior to or following a change in control of the Company, such executive or his or her estate will be entitled to (i) the Involuntary Termination or Change in Control Termination severance benefits, as applicable, set forth in the Severance Plan, (ii) the vesting in full of all of the executive’s outstanding equity awards that vest solely based on the passage of time as of the date of such termination, and (iii) if in connection with an Involuntary Termination, a single lump sum payment in an amount equal to a pro rata portion of his or her target annual bonus for the year in which the termination of employment occurs. The vesting of outstanding performance-based equity awards in connection with a Death or Disability Termination shall be dictated by the terms of the applicable award agreements.
All payments and benefits provided under the Severance Plan are contingent upon the execution and effectiveness of a release of claims by the executive, or the executive’s personal representative or estate, in favor of the Company and continued compliance with any proprietary information and inventions, nondisclosure, non-competition, non-solicitation (or similar) agreement to which the Company and the executive are party.

13. INCOME TAXES
Income Tax Expense
The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(35,832)	$(30,030)	$4,305
Foreign	35,428	70,333	110,316
Total	$(404)	$40,303	$114,621
The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax (benefit) provision
Federal	$(9,417)	$18,174	$(8,090)
State	23	52	53
Foreign	921	1,849	3,414
Total current income tax (benefit) provision	$(8,473)	$20,075	$(4,623)
Deferred income tax benefit
Federal	2,944	(14,108)	(5,797)
State	480	(4,083)	(6,168)
Foreign	(271)	(89)	(368)
Total deferred income tax benefit	3,153	(18,280)	(12,333)
Total income tax (benefit) provision	$(5,320)	$1,795	$(16,956)
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. To the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete but was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Tax Act. In accordance with the Tax Act and SAB 118, the Company recorded $31.4 million as a provisional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $23.3 million related to the transition tax and $7.3 million related to the remeasurement of certain deferred tax assets and liabilities. In finalizing its analysis, the Company recorded an immaterial amount of adjustments to the original provisional amounts. As of December 31, 2018, the Company has completed the analysis based on legislative updates relating to the Tax Act currently available.
The Tax Act created a provision known as global intangible low-tax income (“GILTI”) that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.
As a result of the concept of “deemed distributions” under the Tax Act, the impact of GILTI on the Company’s future foreign earnings and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that most of its foreign earnings are permanently reinvested. For certain foreign operating subsidiaries, the Company continues to take the position that earnings are permanently reinvested. The Company recorded a provisional tax expense of $0.9 million for state taxes related to the repatriation of earnings which are no longer considered permanently reinvested and an immaterial amount of adjustments to the original provisional amounts were made after the Company finalized its analysis. As of December 31, 2018, there was $8.7 million of cumulative foreign earnings for which state income taxes have not been provided.

Deferred Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets at December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$3,517	$4,129
Net operating loss carryforwards	18,641	12,962
Credit carryforwards	21,568	23,249
Stock-based compensation	3,561	3,360
Depreciation	—	171
Other	248	332
Total deferred tax assets	$47,535	$44,203
Deferred tax liabilities:
Depreciation	(1,567)	—
Other	(868)	(886)
Total deferred tax liabilities	(2,435)	(886)
Valuation allowance	(6,383)	(1,416)
Net deferred tax assets	$38,717	$41,901
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
As of December 31, 2018, positive evidence included consolidated three-year cumulative profitability of $154.5 million ($(61.6) million for the United States only). Additionally, after implementing a corporate restructuring of its international business in 2015 and determining that sufficient forecasted taxable income of appropriate character is expected to continue in future years, the Company believes the weight of the objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans is sufficient to overcome the weight of any negative evidence, especially in the U.S. where the new GILTI provisions from the Tax Act are expected to create significant amounts of U.S. taxable income in future years. During the year ended December 31, 2018, the Company concluded it is more likely than not that it will realize the benefit of $38.7 million of the Company’s net deferred tax assets. As a result, the Company continues to maintain a partial valuation allowance of $6.4 million against its U.S. deferred tax assets, which include federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state and foreign net operating losses and credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits. Management will continue to assess the applicability of a valuation allowance at each reporting period.
As of December 31, 2017, positive evidence included consolidated three-year cumulative profitability of $194.7 million ($13.0 million for the United States only). Additionally, the Company’s objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans was sufficient to overcome the weight of any negative evidence. During the year ended December 31, 2017, the Company concluded it is more likely than not that it will realize the benefit of $41.9 million of the Company’s net deferred tax assets. As a result, the Company maintained a partial valuation allowance of $1.4 million against its U.S. deferred tax assets, which included federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits.
As of December 31, 2016, positive evidence included consolidated three-year cumulative profitability of $170.9 million (three-year cumulative loss of $59.5 million for the United States only). Additionally, the Company’s objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans was sufficient to overcome the weight of any negative evidence. During the year ended December 31, 2016, the Company concluded it is more likely than not that it will realize the benefit of $23.5 million of the Company’s net deferred tax assets. As a result, the Company maintained a partial valuation allowance of $0.7 million against its U.S. deferred tax assets, which included federal net operating loss and credit carryforwards limited under IRC Section 382 as well as state credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits.
The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

Year Ended December 31,	Beginning Balance	Additions	Reductions	Ending Balance
2016	$554	180	—	$734
2017	$734	682	—	$1,416
2018	$1,416	4,967	—	$6,383
Tax Rate
A reconciliation of the (benefit) provision for income taxes computed at the statutory federal income tax rate to the (benefit) provision for income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for income taxes at statutory rate	21.0%	35.0%	35.0%
Increases (decreases) resulting from:
Federal tax credits	1,304.6	(15.3)	(4.1)
Change in valuation allowance	(1,230.7)	1.7	0.2
State tax expense, net of federal benefit	1,058.0	(8.0)	(3.8)
Meals and entertainment	(24.0)	0.4	0.1
Stock-based compensation expense	384.1	(32.9)	(18.0)
Change in fair value of preferred stock warrants	—	—	1.0
Change in uncertain tax positions	(116.5)	3.5	1.9
Change in federal rate due to tax reform	—	18.0	—
Transition tax	(9.6)	57.7	—
APB23 state liability	(2.0)	—	—
Foreign rate differential	1,598.6	(55.5)	(31.8)
Foreign rate inclusion	(1,990.5)	2.9	4.5
Other	323.8	(3.0)	0.2
Effective income tax rate	1,316.8%	4.5%	(14.8)%
For the year ended December 31, 2018, the Company recorded an income tax benefit of $5.3 million, representing an effective tax rate of 1,316.8%. The effective tax rate differs from the U.S. statutory tax rate primarily as a result of the jurisdictional mix of earnings and losses generated because of state income taxes and certain permanent expenses that are not deductible, stock-based compensation excess tax benefits, federal and state research and development credits and the impact of the Tax Act.
Tax Attributes
As of December 31, 2018, the Company had $61.9 million and $87.4 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2038. In addition, federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. As of December 31, 2018, the Company had $10.6 million and $15.3 million of federal and state research and development and other credit carryforwards, respectively, that expire at various dates through 2038.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Utilization of some of the net operating loss carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations will result in the expiration of $0.8 million of the federal net operating loss carryforwards before utilization. The Company performed an Internal Revenue Code Section 382 study and determined that utilization of its annual net operating losses for periods prior to 2014 are limited to approximately $4.8 million per year through 2017, $2.3 million in 2018 and $1.4 million in years thereafter in connection with changes in control in 2009 and 2013. The Company’s operating loss carryforwards for years after 2013 are not limited.
Accounting for Uncertainty in Income Taxes
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2018 and 2017 were as follows (in thousands):

Balance at December 31, 2016	$3,078
Increases for the tax positions taken during the year	1,426
Balance at December 31, 2017	$4,504
Increases for the tax positions taken during the year	470
Balance at December 31, 2018	$4,974

The Company had $5.0 million and $4.5 million of uncertain tax positions during the years ended December 31, 2018 and 2017, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2018 and 2017 are $3.0 million and $2.3 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. There are no material amounts of interest or penalties recognized in the consolidated income statement or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in prior period tax years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the Internal Revenue Service for tax years 2014 through 2017. There are currently no state or foreign examinations in process.
14. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018		2017	2016
A(1)	20%		30%	32%
B	15%		15%	26%
C	17%	(2)	11%	*
E	14%		*	*
__________________________________________________________________________________________

*	Less than 10% of revenue in the period indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.

(2)
Customer C was acquired by one of the Company’s other customers on October 1, 2018. The figure in the table above takes into account all revenue for the combined customer for the year ended December 31, 2018. Prior to the acquisition, Customer C accounted for 17% of total revenue for the nine-month period ended September 30, 2018.

Customers that accounted for equal to or greater than 10% of accounts receivable at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
A	30%	15%
B	13%	10%
C	*	19%
D	10%	*
F	17%	*
__________________________________________________________________________________________

*	Less than 10% of accounts receivable in the period indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in Japan, China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the years ended December 31, 2018, 2017 and 2016, total purchases from each of the suppliers were as follows:

	Year Ended December 31,
	2018	2017	2016
W	*	*	11%
X	18%	19%	37%
Y	53%	49%	24%
Z	*	10%	18%
__________________________________________________________________________________________

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world. During the years ended December 31, 2017 and 2016, the Company incurred 18% and 16% of its total research and development costs with one vendor. Costs incurred with this vendor were less than 10% of total research and development costs in the year ended December 31, 2018.
15. RETIREMENT PLAN
The Company is the sponsor of a defined contribution savings plan for all qualified employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to contribute a portion of their compensation on a pre-tax basis up to an amount not to exceed the annual statutory limit applicable to each individual participant. The Company is permitted to make discretionary matching contributions to the 401(k) Plan. Total matching contributions during the years ended December 31, 2018, 2017 and 2016 amounted to $1.6 million, $1.3 million and $0.8 million, respectively.
16. RELATED PARTIES
One of the Company’s directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $3.8 million, $4.5 million, and $4.9 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.8 million of costs were incurred during the year ended December 31, 2018.
One of the Company’s directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made purchases from MACOM of approximately $0.3 million and $0.8 million during the years ended December 31, 2018 and 2017. The amount of purchases made by the Company from MACOM were immaterial in the year ended December 31, 2016.

17. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2018
	First	Second	Third	Fourth
	(in thousands)
Revenue	$72,941	$65,003	$94,814	$107,133
Cost of revenue	48,870	39,798	49,981	54,122
Gross profit	24,071	25,205	44,833	53,011
Operating expenses:
Research and development	24,445	24,340	24,696	28,925
Sales, general and administrative	14,288	12,984	12,134	12,458
Total operating expenses	38,733	37,324	36,830	41,383
(Loss) income from operations	(14,662)	(12,119)	8,003	11,628
Total other income, net	1,283	1,300	2,011	2,152
(Loss) income before (benefit) provision for income taxes	(13,379)	(10,819)	10,014	13,780
(Benefit) provision for income taxes	(4,301)	(7,574)	1,863	4,692
Net (loss) income	$(9,078)	$(3,245)	$8,151	$9,088
Net (loss) income per share:
Basic	$(0.23)	$(0.08)	$0.20	$0.23
Diluted	$(0.23)	$(0.08)	$0.19	$0.22

	2017
	First	Second	Third	Fourth
	(in thousands)
Revenue	$114,667	$78,898	$104,998	$86,603
Cost of revenue	58,367	53,516	58,856	46,587
Gross profit	56,300	25,382	46,142	40,016
Operating expenses:
Research and development	17,728	22,734	27,135	24,430
Sales, general and administrative	8,691	9,368	10,105	10,643
Gain on disposal of property and equipment	—	(47)	—	—
Total operating expenses	26,419	32,055	37,240	35,073
Income (loss) from operations	29,881	(6,673)	8,902	4,943
Total other income, net	407	826	969	1,048
Income (loss) before (benefit) provision for income taxes	30,288	(5,847)	9,871	5,991
(Benefit) provision for income taxes	(5,421)	(10,511)	(8,628)	26,355
Net income (loss)	$35,709	$4,664	$18,499	$(20,364)
Net income (loss) per share:
Basic	$0.93	$0.12	$0.47	$(0.52)
Diluted	$0.86	$0.11	$0.44	$(0.52)
18. SUBSEQUENT EVENTS

On January 1, 2019, shares issuable under the Company’s 2016 Equity Incentive Plan increased by 1,640,964 shares in accordance with the automatic annual increase provision of such plan.

Effective February 14, 2019, the Company approved awards of time-based RSUs and performance-based RSUs to certain of the Company’s executive officers, including 89,420 time-based RSUs and up to a maximum of 88,084 performance-based RSUs, under the Company’s 2016 Plan. The time-based RSUs vest over a period of four years, subject to each officer’s continued provision of services to the Company through the applicable vesting dates. The performance-based RSUs vest subject to achievement of a performance objective at the end of a three-year period, as determined and certified by the Company’s Compensation Committee. The performance objective is based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group over such period. The performance-based RSUs are further subject to each officer’s continued provision of services to the Company through the applicable vesting dates, except in the case of death or disability where vesting will be pro-rated for time worked.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acacia Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.

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
February 21, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
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
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

10.10*	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed February 23, 2017).

10.11*	Amended and Restated Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2018).

10.12†
General Conditions of Purchase, dated December 3, 2010, by and between the Registrant and ZTE Corporation (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed December 21, 2015).

10.13†
Master Supply Agreement, dated October 18, 2013, by and between the Registrant and Fujitsu Semiconductor America, Inc. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed December 21, 2015).

10.14†
Manufacturing Services Agreement, dated as of August 6, 2015, by and between the Registrant and Sanmina Corporation (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed December 21, 2015).

10.15
Lease, dated April 13, 2016, by and between the Registrant and AS Clock Tower Owner, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.16
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
 Date:  February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj	President, Chief Executive Officer and	February 21, 2019
Director (Principal Executive Officer)

/s/ John F. Gavin
John F. Gavin	Chief Financial Officer	February 21, 2019
(Principal Financial Officer)

/s/ Francis J. Murphy
Francis J. Murphy	Vice President and Corporate Controller	February 21, 2019
(Principal Accounting Officer)

/s/ Vincent Roche
Vincent Roche	Chairman of the Board of Directors	February 21, 2019

/s/ David Aldrich
David Aldrich	Director	February 21, 2019

/s/ Peter Y. Chung
Peter Y. Chung	Director	February 21, 2019

/s/ Benny P. Mikkelsen
Benny P. Mikkelsen	Director	February 21, 2019

/s/ Stan J. Reiss
Stan J. Reiss	Director	February 21, 2019

/s/ John Ritchie
John Ritchie	Director	February 21, 2019

/s/ Eric A. Swanson
Eric A. Swanson	Director	February 21, 2019