Form 10-Q
period 2019-03-31
Acacia Communications, Inc.
filed 2019-05-02
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	ACIA	The Nasdaq Global Select Market

As of April 26, 2019, the registrant had 40,598,841 shares of common stock outstanding.

ACACIA COMMUNICATIONS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to sustain or increase revenue from our larger customers, generate revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;

•	our ability to anticipate the timing and scale of demand for our products, including from our largest customers;

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;

•	our ability to produce products free of problems, defects, errors and vulnerabilities;

•	our anticipated growth strategies;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our expectations regarding, and the capacity and stability of, our supply chain and manufacturing;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$73,532	$60,444
Marketable securities - short-term	265,899	264,660
Accounts receivable	83,391	90,831
Inventory	26,712	25,511
Prepaid expenses and other current assets	11,793	12,598
Total current assets	461,327	454,044
Marketable securities - long-term	89,811	74,764
Property and equipment, net	26,619	26,643
Operating lease right-of-use assets	23,870	—
Deferred tax asset	40,166	38,717
Other assets	897	7,691
Total assets	$642,690	$601,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,974	$46,650
Accrued liabilities	39,006	31,848
Deferred revenue	5,542	5,101
Total current liabilities	93,522	83,599
Income taxes payable	7,929	8,791
Non-current operating lease liabilities	14,784	—
Other long-term liabilities	6,829	6,742
Total liabilities	123,064	99,132

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 41,530 and 41,024 shares issued at March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 974 shares at March 31, 2019 and December 31, 2018	(39,712)	(39,712)
Additional paid-in capital	369,634	360,267
Accumulated other comprehensive income (loss)	183	(372)
Retained earnings	189,517	182,540
Total stockholders’ equity	519,626	502,727
Total liabilities and stockholders’ equity	$642,690	$601,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$105,216	$72,941
Cost of revenue	55,374	48,870
Gross profit	49,842	24,071
Operating expenses:
Research and development	30,953	24,445
Sales, general and administrative	15,787	14,288
Total operating expenses	46,740	38,733
Income (loss) from operations	3,102	(14,662)
Other income, net:
Interest income, net	2,446	1,354
Other expense, net	(52)	(71)
Total other income, net	2,394	1,283
Income (loss) before benefit for income taxes	5,496	(13,379)
Benefit for income taxes	(1,481)	(4,301)
Net income (loss)	$6,977	$(9,078)
Earnings (loss) per share:
Basic	$0.17	$(0.23)
Diluted	$0.17	$(0.23)
Weighted-average shares used to compute earnings (loss) per share:
Basic	40,284	39,836
Diluted	41,962	39,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$6,977	$(9,078)
Other comprehensive income (loss):
Changes in unrealized income (loss) on marketable securities, net of income taxes of $(88) and $88 for the three months ended March 31, 2019 and 2018, respectively	555	(402)
Comprehensive income (loss)	$7,532	$(9,480)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Adoption of ASU 2014-09, net of tax of $51							157	157
Vesting of restricted common stock	21							—
Exercise of common stock options	220	—			968			968
Vesting of restricted stock units	214	—			—			—
Stock-based compensation expense					6,514			6,514
Unrealized losses on marketable securities, net of tax of $88						(402)		(402)
Net loss							(9,078)	(9,078)
Balance at March 31, 2018	40,061	$4	—	$—	$332,426	$(722)	$168,501	$500,209

Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized gains on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	$4	974	$(39,712)	$369,634	$183	$189,517	$519,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,977	$(9,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,243	3,266
Stock-based compensation	8,008	6,538
Deferred income taxes	(1,449)	(3,239)
Non-cash lease expense	1,074	—
Other non-cash (benefits) charges	(643)	45
Changes in operating assets and liabilities:
Accounts receivable	7,440	11,837
Inventory	(1,201)	5,076
Prepaid expenses and other current assets	805	(665)
Other assets	(96)	208
Accounts payable	1,658	(12,105)
Accrued liabilities	4,661	5,527
Deferred revenue	519	3,358
Income taxes payable	(862)	(1,829)
Lease liabilities	(815)	—
Other long-term liabilities	9	121
Net cash provided by operating activities	29,328	9,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,724)	(6,704)
Purchases of marketable securities	(105,206)	(73,534)
Sales and maturities of marketable securities	90,290	87,830
Deposits	—	20
Net cash (used in) provided by investing activities	(17,640)	7,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock under stock-based compensation plans	1,400	968
Net cash provided by financing activities	1,400	968

Net increase in cash and cash equivalents	13,088	17,640
Cash and cash equivalents—Beginning of period	60,444	67,495
Cash and cash equivalents—End of period	$73,532	$85,135

Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$878	$(72)

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$3,328	$—
Capital expenditures incurred but not yet paid	$862	$1,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acacia Communications, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS
 Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company’s mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process the Company refers to as the siliconization of optical interconnect, the Company believes it is leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. The Company’s products fall into three product groups: embedded modules, pluggable modules and semiconductors. The Company’s embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second (“Gbps”), for use in long-haul, metro and inter-data center markets. The Company’s semiconductor product group consists of its low-power coherent digital signal processor application-specific integrated circuits (“DSP ASICs”) and its silicon photonic integrated circuits (“silicon PICs”) which are either integrated into the Company’s embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. The Company is also developing a 400ZR module that will expand its pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. The Company’s modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, the Company’s modules can be easily integrated with customers’ network equipment. The advanced software in the Company’s modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
The Company is headquartered in Maynard, Massachusetts, and has wholly-owned subsidiaries in North America, Europe and Asia.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements include the accounts of Acacia Communications, Inc. and its Subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. For further information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019. There have been no significant changes in the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements, except for changes as a result of the adoption of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”) as discussed below.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2019, its condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, its condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018, its condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and its condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three months ended March 31, 2019 and 2018 are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or financing leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the modified retrospective approach and the effective date as the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $21.5 million and $16.0 million, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities relates to deferred and prepaid rent balances which are now included as part of the ROU assets. The standard did not materially impact the Company’s condensed consolidated income statements. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 8, Leases, for further disclosures and detail regarding our operating leases.
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
3. REVENUE
The opening and closing balances of the Company’s deferred revenue and accounts receivable for the three months ended March 31, 2019 are as follows (in thousands):

	Balance at Beginning of Period	(Decrease) / Increase	Balance at End of Period
Three Months Ended March 31, 2019
Accounts receivable	$90,831	(7,440)	$83,391
Deferred revenue (current)	$5,101	441	$5,542
Deferred revenue (non-current)	$3,707	79	$3,786
The amounts of revenue recognized in the period that were included in the opening deferred revenue balance was immaterial for the three months ended March 31, 2019. The increase in current and non-current deferred revenue is related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheet.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. The transaction price related to contracts with unsatisfied performance obligations with a duration of more than one year as of March 31, 2019 was $1.9 million.

Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended	As a % of	Three Months Ended	As a % of
	March 31, 2019	Total Revenue	March 31, 2018	Total Revenue
Embedded modules	$17,426	16%	$23,030	31%
Pluggable modules	55,517	53%	31,980	44%
Semiconductors	32,273	31%	17,931	25%
Total revenue	$105,216	100%	$72,941	100%
4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
		Gross Unrealized
			Losses
	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$52,353	$—	$—	$—	$52,353	$52,353	$—
Money market funds	3,542	—	—	—	3,542	3,542	—
U.S. treasury bonds	72,717	23	(4)	(1)	72,735	10,295	62,440
Commercial paper	54,448	9	(1)	—	54,456	5,216	49,240
Certificates of deposit	28,318	30	(1)	—	28,347	—	28,347
Asset-backed securities	57,771	39	(1)	(17)	57,792	—	57,792
Corporate debt securities	159,888	183	(10)	(44)	160,017	2,126	157,891
Total	$429,037	$284	$(17)	$(62)	$429,242	$73,532	$355,710

	December 31, 2018
		Gross Unrealized
	Amortized Cost		Losses		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Less than One Year	Greater than One Year
Cash	$49,650	$—	$—	$—	$49,650	$49,650	$—
Money market funds	1,563	—	—	—	1,563	1,563	—
U.S. treasury bonds	40,367	—	(9)	(3)	40,355	—	40,355
Commercial paper	60,435	—	(13)	—	60,422	6,668	53,754
Certificates of deposit	36,839	13	(12)	—	36,840	—	36,840
Asset-backed securities	47,798	1	(63)	(22)	47,714	—	47,714
Corporate debt securities	163,654	9	(239)	(100)	163,324	2,563	160,761
Total	$400,306	$23	$(336)	$(125)	$399,868	$60,444	$339,424
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from the sales and maturities of marketable securities	$90,290	$87,830
Realized gains	$3	$4
Realized losses	$(2)	$(2)

 The contractual maturities of short-term and long-term marketable securities held at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$265,810	$265,899	$264,959	$264,660
Due after one year through four years	89,693	89,811	74,902	74,764
Total	$355,503	$355,710	$339,861	$339,424

As of March 31, 2019, the Company believed that any unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
5. INVENTORY
Inventory consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$17,995	$18,420
Work-in-process	426	218
Finished goods	8,291	6,873
Inventory	$26,712	$25,511
On April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, the Company’s largest customer (the “ZTE Ban”). As a result, the Company recorded inventory write-offs of $3.9 million in the first quarter of 2018 related to finished goods inventory that had either been designed specifically for ZTE, or had been intended for consumption by ZTE and had become excess inventory due to the suspension of sales to ZTE. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. As a result of the ZTE Ban being terminated, the Company was able to consume a portion of the ZTE inventory, resulting in a remaining reserve as of March 31, 2019 which was immaterial in amount.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Engineering laboratory equipment	$51,682	$50,590
Computer software	3,304	3,132
Computer equipment	6,512	6,018
Furniture and fixtures	3,525	3,227
Leasehold improvements	3,644	3,581
Construction in progress	2,335	1,279
Total property and equipment	71,002	67,827
Less: Accumulated depreciation	(44,383)	(41,184)
Property and equipment, net	$26,619	$26,643
Depreciation expense was $3.2 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.
7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Employee-related liabilities	$8,242	$8,509
Current maturities of operating leases	3,922	—
Goods and services received not invoiced	2,657	3,592
Accrued manufacturing related expenses	2,784	2,342
Warranty reserve	9,517	8,220
Legal settlement accrual	6,000	2,500
Other accrued liabilities	5,884	6,685
Accrued liabilities	$39,006	$31,848
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2018, $2.5 million of legal settlement accruals were included within “Other accrued liabilities” and have now been reclassified to be presented on a separate line in conformity with the current period presentation.
8. LEASES
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach and the effective date as the date of initial application. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows the carry forward of the Company’s historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. As permitted by ASC 842, the Company has also elected not to apply the recognition requirements to short-term leases (with terms less than 12 months) and not to separate nonlease components from associated lease components for its real estate lease assets. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company leases real estate assets and equipment. For leases with terms greater than 12 months, the Company records the related ROU asset and lease obligation at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement, including observable rates, adjusted for various factors including financing spreads and other lease specific adjustments, as applicable.
The Company’s leases have remaining lease terms of one year to six years. Some leases include one or more options to renew with renewal terms that can extend the lease term from two years to ten years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms do not include options to extend or terminate leases because the Company was not reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants.
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$23,870
Liabilities
Current - operating	Accrued liabilities	3,922
Noncurrent - operating	Noncurrent operating lease liabilities	14,784
Total lease liabilities		$18,706

Weighted-average remaining lease term - operating leases	5.3 years
Weighted-average discount rate - operating leases(1)	4.69%

(1)	Upon adoption of ASC 842, discount rates used for existing leases were established at January 1, 2019, which was the date of initial application of ASC 842.
Operating lease costs during the three months ended March 31, 2019 were $1.2 million. Short-term lease costs during the three months ended March 31, 2019 were insignificant. Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 was $1.0 million which is an operating cash outflow.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

Operating Leases
Remaining 2019	$2,998
2020	4,056
2021	3,819
2022	3,622
2023	3,756
Thereafter	3,025
Total minimum lease payments	21,276
Less: amount of lease payments representing interest	(2,570)
Present value of future minimum lease payments	18,706
Less: current obligation under leases	3,922
Long-term lease obligations	$14,784
As of March 31, 2019, the Company entered into a lease amendment that has not yet commenced which requires additional future payments of $4.7 million. This lease amendment is expected to commence in the second quarter of 2019, with a lease term of eight years.
Disclosures related to periods prior to adoption of ASC 842
Rent expense for the three months ended March 31, 2018 was $1.2 million, recognized on a straight-line basis for the Company’s facility leases which were accounted for as operating leases. Future minimum lease payments due under those non-cancelable lease agreements as of December 31, 2018 were as follows (in thousands):

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
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments are in money market funds, U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities, which are classified as Level 2 within the fair value hierarchy, and were initially valued at the transaction price and subsequently valued at each reporting date utilizing market-observable data. The market-observable data included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
The fair value of these assets measured on a recurring basis was determined using the following inputs as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$3,542	$—	$3,542
U.S. treasury bonds	—	72,735	—	72,735
Commercial paper	—	54,456	—	54,456
Certificates of deposit	—	28,347	—	28,347
Asset-backed securities	—	57,792	—	57,792
Corporate debt securities	—	160,017	—	160,017
Total	$—	$376,889	$—	$376,889

	December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$1,563	$—	$1,563
U.S. treasury bonds	—	40,355	—	40,355
Commercial paper	—	60,422	—	60,422
Certificates of deposit	—	36,840	—	36,840
Asset-backed securities	—	47,714	—	47,714
Corporate debt securities	—	163,324	—	163,324
Total	$—	$350,218	$—	$350,218
There were no transfers between fair value measurement levels during the three months ended March 31, 2019 or 2018. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$520	$521
Research and development	4,746	3,788
Sales, general and administrative	2,742	2,229
Total stock-based compensation	$8,008	$6,538
The following table summarizes stock-based compensation expense by award type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$577	$601
Restricted stock units	7,081	5,595
Employee stock purchase plan	309	298
Other awards	41	44
Total stock-based compensation	$8,008	$6,538
Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2019 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,116	$9.78	5.7	$33,113
Granted	—	$—
Exercised	(190)	$7.36		$8,348
Cancelled	(5)	$22.19
Outstanding at March 31, 2019	921	$10.22	5.4	$44,209
Vested and expected to vest at:
March 31, 2019	921	$10.22	5.4	$44,209
December 31, 2018	1,116	$9.78	5.7	$33,113
Exercisable at:
March 31, 2019	735	$7.86	5.0	$36,886
December 31, 2018	837	$7.38	5.3	$26,544
As of March 31, 2019 and December 31, 2018, there was $1.8 million and $2.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 1.0 year and 1.1 years, respectively.
No stock option awards were issued by the Company during the three months ended March 31, 2019 or 2018.
Restricted Stock Units
During the three months ended March 31, 2019, the Company granted approximately 403,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.

During the three months ended March 31, 2019, the Company granted awards covering up to a maximum of 187,234 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2019 through December 31, 2021, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
The Company estimated the fair value of the PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	2.5%
Expected dividend yield	None
Expected volatility	57.3%
Expected term (in years)	2.9
Grant date fair value of underlying shares	$44.43
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
A summary of the changes in the Company’s RSUs during the three months ended March 31, 2019 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,325	$40.55
Granted	590	$51.68
Vested	(316)	$35.93
Cancelled	(468)	$57.12
Outstanding at March 31, 2019	2,131	$40.68
The granted amount includes the PRSUs described above, which were granted to executives during the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, there was $70.2 million and $52.5 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 2.4 years and 1.9 years, respectively.
11. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$6,977	$(9,078)
Denominator:
Weighted-average shares used to compute net income (loss) per share - basic	40,284	39,836
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	1,678	—
Weighted-average shares used to compute net income (loss) per share - diluted	41,962	39,836
Net income (loss) per share
Basic	$0.17	$(0.23)
Diluted	$0.17	$(0.23)
The following common stock equivalents (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	49	1,218
Unvested restricted stock units and awards	176	1,445
Employee stock purchase plan	—	3
As discussed further in Note 10, in the three months ended March 31, 2019, the Company granted a maximum of 187,234 PRSUs to executives that include a market condition and a service condition. An estimate of the number of shares contingently issuable based on average market prices through March 31, 2019 for these, and all outstanding PRSUs with a market condition, have been included in the tables above.
12. COMMITMENTS AND CONTINGENCIES
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty reserve, beginning of period	$8,220	$8,306
Provisions made to warranty reserve during the period	5,026	3,463
Charges against warranty reserve during the period	(3,729)	(4,351)
Warranty reserve, end of period	$9,517	$7,418
Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of

San Diego, North County Division. Both the Company’s and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties are participating in a mandatory settlement process, but no resolution has been reached. Trial is scheduled for June 2019.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the California state court action discussed in the preceding paragraph. During the stay of the Massachusetts litigation, the Company may conduct and complete certain non-party discovery as provided in the court’s order.
The California and Massachusetts lawsuits are both pending resolution. Discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by the Company, subject to the conditions of the order to stay.
The Company intends to continue to engage in a vigorous defense and pursuit of Company favorable judgments of the ongoing litigation matters described above. However, the Company is unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any. The ultimate resolution of these proceedings may have a material adverse effect on the Company’s results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows. As of March 31, 2019, the Company has accrued a total of $6.0 million in litigation and settlement-related reserves. The amount of such reserves is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such reserves, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such reserves.
As previously disclosed, four purported shareholder derivative lawsuits were filed against certain of the Company’s directors and executive officers (and the Company as a nominal defendant) between the fourth quarter of 2017 and the first quarter of 2018, and a lawsuit was filed against the Company seeking to inspect certain of its books and records pursuant to 8 Del. C. §220 in the second quarter of 2018. The parties to these proceedings reached a settlement of these matters, subject to court approval. On September 14, 2018, the parties in such proceedings executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to the Company’s shareholders, and scheduling a hearing to consider final approval of the settlement. On November 7, 2018, the plaintiffs filed a motion for final approval of the settlement and a motion for an award of attorneys’ fees and expenses. On November 28, 2018, the defendants filed an opposition to plaintiffs’ motion for attorneys’ fees and expenses. The court held a hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and expenses on December 19, 2018. The court approved the settlement and indicated that it would schedule a further evidentiary hearing on the motion for attorneys’ fees and expenses. The parties subsequently reached agreement on an agreed attorneys’ fee award of approximately $0.7 million and an agreed immaterial expense award. A portion of the fee and expense awards has been reimbursed to the Company by its insurance carrier. On January 23, 2019, the court issued an order granting final approval to the settlement, including the agreed upon awards of attorneys’ fees and expenses. The court entered final judgment on January 24, 2019. No notice of appeal was filed.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three months ended March 31,

2019 and 2018, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of March 31, 2019 and December 31, 2018, no amounts have been accrued related to such indemnification provisions.
13. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. As a result of the concept of “deemed distributions” under the U.S. Tax Cuts and Jobs Act, the impact of global intangible low-tax income (“GILTI”) on the Company’s future foreign earnings, and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that most of its foreign earnings are permanently reinvested. For certain foreign operating subsidiaries, the Company continues to take the position that earnings are permanently reinvested.
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
For the three months ended March 31, 2019, the Company recorded a benefit from income taxes of $1.5 million as compared to $4.3 million for the three months ended March 31, 2018, resulting in an effective tax rate of (26.9)% and 32.1% for the three months ended March 31, 2019 and 2018, respectively. The benefit from income taxes recorded in the three months ended March 31, 2019 and 2018 were primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future tax provisions or results of operations.
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
As of March 31, 2019 and December 31, 2018, the Company identified $5.1 million and $5.0 million, respectively, of gross uncertain tax positions. Included in those balances as of March 31, 2019 and December 31, 2018 are $3.0 million and $3.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2019 and 2018, the amounts recorded related to interest and penalties were immaterial in each period.
14. SEGMENT INFORMATION AND GEOGRAPHIC DATA
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s president and chief executive officer, in deciding how to allocate resources and assess performance. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$12,340	$9,427
China	42,887	22,083
Germany	10,833	19,746
Thailand	23,681	7,119
Other	15,475	14,566
Total revenue	$105,216	$72,941
Total long-lived assets by country consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
United States	$18,748	$18,123
Thailand	3,567	4,147
China	1,429	1,703
Other	2,875	2,670
Total long-lived assets	$26,619	$26,643
15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
A	31%	20%
B	10%	17%
C	10%	20%	(1)
E	18%	*

*	Less than 10% of revenue in the period indicated

(1)	Customer C was acquired by one of the Company’s other customers on October 1, 2018. Pro forma revenue for the combined customer would have been 22% for the three months ended March 31, 2018.

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
A	26%	30%
B	*	13%
D	*	10%
F	20%	17%

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three months ended March 31, 2019 and 2018, total purchases from each of the suppliers were as follows:

	Three Months Ended March 31,
	2019	2018
X	18%	22%
Y	56%	48%
The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with one vendor were 15% during the three months ended March 31, 2019, and were 12% during the three months ended March 31, 2018.
16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $0.9 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.3 million costs were incurred during the three months ended March 31, 2019 and $0.5 million of costs were incurred during the three months ended March 31, 2018.
One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases and $0.3 million of purchases from MACOM during the three months ended March 31, 2019 and 2018, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 21, 2019. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A below.
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
Revenue from our five largest customers, the mix of which customers varied across each period, was 77% and 72% during the three months ended March 31, 2019 and 2018, respectively.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$105,216	$72,941
Cost of revenue	55,374	48,870
Gross profit	49,842	24,071
Operating expenses:
Research and development	30,953	24,445
Sales, general and administrative	15,787	14,288
Total operating expenses	46,740	38,733
Income (loss) from operations	3,102	(14,662)
Total other income, net	2,394	1,283
Income (loss) before benefit for income taxes	5,496	(13,379)
Benefit for income taxes	(1,481)	(4,301)
Net income (loss)	$6,977	$(9,078)

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	53%	67%
Gross profit	47%	33%
Operating expenses:
Research and development	29%	34%
Sales, general and administrative	15%	20%
Total operating expenses	44%	53%
Income (loss) from operations	3%	(20)%
Total other income, net	2%	2%
Income (loss) before benefit for income taxes	5%	(18)%
Benefit for income taxes	(1)%	(6)%
Net income (loss)	7%	(12)%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenue
Revenue by product group and the related changes during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	March 31, 2019	Total Revenue	March 31, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$17,426	16%	$23,030	31%	$(5,604)	(24)%
Pluggable modules	55,517	53%	31,980	44%	23,537	74%
Semiconductors	32,273	31%	17,931	25%	14,342	80%
Total revenue	$105,216	100%	$72,941	100%	$32,275	44%

Revenue increased by $32.3 million, or 44%, to $105.2 million in the three months ended March 31, 2019 from $72.9 million in the three months ended March 31, 2018. The increase was primarily due to a $23.5 million increase in sales of our pluggable modules and a $14.3 million increase in sales of our semiconductors, partially offset by a $5.6 million decrease in sales of our embedded modules. In the three months ended March 31, 2019 and 2018, we derived 41% and 30%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$55,374	$48,870	$6,504	13%
Gross profit percentage	47.4%	33.0%

Cost of revenue increased $6.5 million, or 13%, to $55.4 million in the three months ended March 31, 2019 from $48.9 million in the three months ended March 31, 2018. The increase is attributable to increased sales volumes, partially offset by the $7.1 million charge recorded in the three months ended March 31, 2018 related to inventory write-offs and reserves attributable to the seven-year denial of export privileges imposed by the U.S. Department of Commerce that prohibited sales to ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, our largest customer, the ZTE Ban.

Our gross profit percentage increased to 47.4% in the three months ended March 31, 2019 compared to 33.0% in the three months ended March 31, 2018. The increase in gross profit percentage was primarily impacted by the charge recorded in the three months ended March 31, 2018 related to the ZTE Ban, as well as a favorable impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$30,953	$24,445	$6,508	27%

Research and development expense increased $6.5 million, or 27%, to $31.0 million in the three months ended March 31, 2019 from $24.4 million in the three months ended March 31, 2018, primarily due to a $4.7 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, as well as a $1.8 million increase related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$15,787	$14,288	$1,499	10%

Sales, general and administrative expenses increased $1.5 million, or 10%, to $15.8 million in the three months ended March 31, 2019 from $14.3 million in the three months ended March 31, 2018. This increase is primarily due to a $1.7 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$2,394	$1,283	$1,111	87%

Total other income, net, was $2.4 million during the three months ended March 31, 2019, as compared to $1.3 million during the three months ended March 31, 2018, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(1,481)	$(4,301)	$2,820	(66)%
Effective tax rate	(27)%	32%		(59)%

Income tax benefit for the three months ended March 31, 2019 was $1.5 million compared to $4.3 million for the three months ended March 31, 2018. The benefit from income taxes recorded in the three months ended March 31, 2019 and 2018 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods and federal and state research and development credits.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$73,532	$85,135
Marketable securities	355,710	282,371
Working capital	367,805	380,408
Net cash provided by operating activities	29,328	9,060
Net cash (used in) provided by investing activities	(17,640)	7,612
Net cash provided by financing activities	1,400	968

Since 2014, we have funded our operations primarily through cash generated from operations and public offerings of our common stock. In May 2016, we completed our initial public offering in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million. In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million. As of March 31, 2019, we had cash and cash equivalents totaling $73.5 million, marketable securities of $355.7 million and accounts receivable of $83.4 million.
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
Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes, non-cash lease expense and other non-cash (benefits) charges, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $29.3 million in the three months ended March 31, 2019 as compared to $9.1 million in the three months ended March 31, 2018. The increase of $20.3 million was primarily due to a $16.1 million increase in net income, a $3.6 million increase in non-cash expense items primarily consisting of stock-based compensation and deferred income taxes, and a $0.6 million increase in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $12.9 million increase in cash due to the timing of our accounts payable and accrued liabilities and a $1.2 million increase in cash due to changes in prepaid and other asset balances, partially offset by a $6.3 million decrease in cash due to an increased inventory balance as compared to December 31, 2018 and a $4.4 million decrease in cash due to the timing of accounts receivable collections in the three months ended March 31, 2019 and a $2.8 million decrease in cash due to changes in deferred revenue balances.
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

Net cash used in investing activities in the three months ended March 31, 2019 was $17.6 million, as compared to net cash provided by investing activities of $7.6 million in the three months ended March 31, 2018. This change was primarily attributable to a $29.2 million increase in net purchases of marketable securities during the three months ended March 31, 2019, partially offset by a $4.0 million decrease in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the three months ended March 31, 2019 was $1.4 million, as compared to $1.0 million during the three months ended March 31, 2018, attributable to an increase in proceeds from the issuance of common stock under stock-based compensation plans.
Contractual Obligations and Commitments
Our principal commitments consist of purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at March 31, 2019. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Purchase obligations (1)	$84,748	$84,748	$—	$—	$—
Income taxes payable (2)	7,929	—	1,675	3,663	2,591
Unrecognized tax benefits (3)	3,042	—	—	—	—
Total	$95,719	$84,748	$1,675	$3,663	$2,591

(1)
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

(2)
Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred until the enactment of the Tax Act in December 2017. The Tax Act allows the tax liability to be paid on an installment basis over eight years.

(3)
We had $5.1 million of uncertain tax positions as of March 31, 2019. Included in the balance of unrecognized tax benefits as of March 31, 2019 were $3.0 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than those described within the “Basis of Presentation and Summary of Significant Accounting Policies” footnote within our condensed consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the three months ended March 31, 2019. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Our exposure to market risk from changes in foreign currency exchange rates and inflation has not changed materially from our exposure as of December 31, 2018.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of San Diego, North County Division. Both our and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties are participating in a mandatory settlement process, but no resolution has been reached. Trial is scheduled for June 2019.
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
The California and Massachusetts lawsuits are both pending resolution. Discovery is closed in the California action filed by ViaSat and ongoing in the Massachusetts action filed by us, subject to the conditions of the order to stay.
We intend to continue to engage in a vigorous defense and pursuit of Acacia favorable judgments of the ongoing litigation matters described above. However, we are unable to predict the ultimate outcome of these proceedings, and, therefore cannot estimate possible losses or ranges of losses, if any. The ultimate resolution of these proceedings may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. We will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations and cash flows. As of March 31, 2019, we have accrued a total of $6.0 million in litigation and settlement-related reserves. The amount of such reserves is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such reserves, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such reserves.
As previously disclosed, four purported shareholder derivative lawsuits were filed against certain of our directors and executive officers (and Acacia as a nominal defendant) between the fourth quarter of 2017 and the first quarter of 2018, and a lawsuit was filed against us seeking to inspect certain of our books and records pursuant to 8 Del. C. §220 in the second quarter of 2018. The parties to these proceedings reached a settlement of these matters, subject to court approval. On September 14, 2018, the parties in such proceedings executed their Stipulation and Agreement of Settlement, Compromise and Release, and the plaintiffs filed a motion for preliminary approval of the settlement. On September 17, 2018, the court issued an order preliminarily approving the settlement, requiring notice of the settlement be issued to our shareholders, and scheduling a hearing to consider final approval of the settlement. On November 7, 2018, the plaintiffs filed a motion for final approval of the settlement and a motion for an award of attorneys’ fees and expenses. On November 28, 2018, the defendants filed an opposition to plaintiffs’ motion for attorneys’ fees and expenses. The court held a hearing to consider final settlement approval and the plaintiffs’ request for an award of attorneys’ fees and expenses on December 19, 2018. The court approved the settlement and indicated that it would schedule a further evidentiary hearing on the motion for attorneys’ fees and expenses. The parties subsequently reached agreement on an agreed attorneys’ fee award of approximately $0.7 million and an agreed immaterial expense award. A portion of the fee and expense awards has been reimbursed to us by our insurance carrier. On January 23, 2019, the court issued an order granting final approval to the settlement, including the agreed upon awards of attorneys’ fees and expenses. The court entered final judgment on January 24, 2019. No notice of appeal was filed.
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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
We have historically generated most of our revenue from a limited number of customers. In 2018, 2017, 2016, and the three months ended March 31, 2019 and 2018, our five largest customers in each period (which differed by period) collectively accounted for 74%, 70%, 78%, 77% and 72%, respectively, of our revenue. In 2018, ZTE, Infinera Corporation, or Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc., or Coriant, including all 2018 revenue from Infinera and Coriant, ADVA Optical Networking North America, Inc., or ADVA, and Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 20%, 17%, 15% and 14% of our revenue, respectively. In 2017, ZTE, ADVA and Coriant accounted for 30%, 15% and 11% of our revenue, respectively. In 2016, ZTE and ADVA accounted for 32% and 26% of our revenue, respectively. In the three months ended March 31, 2019, ZTE, Cisco, Infinera and ADVA accounted for 31%, 18%, 10% and 10% of our revenue, respectively. In the three months ended March 31, 2018, ZTE, Coriant (without including first quarter 2018 revenue from Infinera) and ADVA accounted for 20%, 20% and 17% of our revenue, respectively. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, on April 15, 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE and an affiliated company, or the ZTE Ban, based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. The ZTE Ban added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new, ten-year denial order. We may need to suspend our business with ZTE or other customers if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers is not feasible or desirable.

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
We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, in May 2017, we announced a quality issue at one of our contract manufacturers, which we refer to as the Quality Issue, that affected a portion of the units manufactured by that contract manufacturer over approximately four months and negatively impacted our product performance. This resulted in a charge to the cost of revenue in our condensed consolidated statement of operations during the second quarter of 2017.
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including deficiencies in components provided by our suppliers and failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds or extend warranty terms for such defective products. Such remediation could have a material effect on our business, financial condition, results of operations and prospects.
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
Since January 1, 2013, we have shipped our products to customers located in 21 foreign countries. In 2018, 2017, 2016, and the three months ended March 31, 2019 and 2018, we derived 83%, 84%, 82%, 88% and 87%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2018, 2017, 2016, and the three months ended March 31, 2019 and 2018, we derived 29%, 39%, 41%, 41% and 30%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, on April 15, 2018, the U.S. Department of Commerce imposed the ZTE Ban. The ZTE Ban added ZTE and an affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. On June 8, 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List effective July 13, 2018. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new ten-year denial order. We may need to suspend our business with ZTE or other customers, suppliers or partners, if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers, suppliers or partners is not feasible or desirable.
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
Industries focused on semiconductor and optical network technologies can be volatile and highly cyclical. The markets are characterized by constant and rapid technological change and price erosion, increasing effects of competition, and frequent new product introductions and technology displacement, including those driven by fragmented and proprietary system designs. The industries are further impacted by evolving technical standards, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used, and changes in end market demand, as the industry has recently experienced across China, as well as within inter-data center and metro markets. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure. Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China and the expansion of the inter-data center market, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns, such as the one that began in 2017 in China, even when overall economic conditions are relatively stable. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the three months ended March 31, 2019 and the year ended December 31, 2016, we experienced revenue growth rates of 44% and 100%, respectively, as compared to the three months ended March 31, 2018 and the year ended December 31, 2015. Conversely, during the three months ended March 31, 2018, and the years ended December 31, 2018 and 2017, our revenue declined 36%, 12% and 19%, respectively, as compared to the three months ended March 31, 2017, and the years ended December 31, 2017 and 2016. The revenue growth rates we experienced in the three months ended March 31, 2019 and year ended December 31, 2016 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017, and for the three months ended March 31, 2019, we incurred operating losses in 2009 through 2013 and again in the three months ended March 31, 2018 and 2018. We may not be able to return to, sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to return to, sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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

In addition, we have also been forced to expend significant resources in the defense of the matters brought against us as described in Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, and we may need to continue to do so in the future. Class action, derivative lawsuits and other securities or other litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
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
Our operations and our products are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, the handling and disposal of hazardous substances and wastes, employee health and safety and the use of hazardous materials in, and the recycling of, our products. Failure to comply with present and future environmental, health or safety requirements, or the identification of contamination, could cause us to incur substantial costs, monetary fines, civil or criminal penalties and curtailment of operations. In addition, these laws and regulations have increasingly become more stringent over time. The identification of presently unidentified environmental conditions, more vigorous enforcement of current environmental, health and safety requirements by regulatory agencies, the enactment of more stringent laws and regulations or other unanticipated events could restrict our ability to use or expand our facilities, require us to incur additional expenses or require us to modify our manufacturing processes or the contents of our products, which could have a material adverse effect on our business, financial condition and results of operations.
If we do not achieve the anticipated financial, operational and effective tax rate efficiencies expected from our corporate tax structure, our financial condition and results of operations could be adversely affected.
In 2015, we implemented a reorganization of our corporate structure and intercompany relationships to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring has allowed us to achieve financial and operational efficiencies and to reduce our overall effective tax rate through changes in our international procurement, manufacturing and sales operations, and in the ways we develop, own and use certain intellectual property. This corporate restructuring has also allowed us to achieve financial and operational efficiencies. We cannot provide assurance that these tax benefits and efficiencies will continue into future periods. Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits are challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.
The Tax Act, enacted in December 2017, makes far-ranging changes to the existing U.S. corporate tax system. This legislation establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant limitations on the deductibility of interest expense and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Certain changes to the U.S. corporate tax system resulting from the Tax Act, mainly that foreign earnings are no longer deferred but are currently subject to U.S. taxes, have, and are expected to continue to, negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring.
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
The Tax Act establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and other tax proposals are being considered by legislative bodies in some of the foreign jurisdictions in which we operate that could negatively affect our effective tax rate and other tax liabilities.
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
As of December 31, 2018, we had net operating loss carryforward amounts, or NOLs, of approximately $61.9 million and $87.4 million for U.S. federal and state income tax purposes, respectively, and tax credit carryforward amounts of approximately $10.6 million and $15.3 million for U.S. federal and state income tax purposes, respectively. The state net operating loss carryforwards and portions of the federal net operating loss carryforward will expire at various dates beginning in 2029 through 2038. Federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. The federal and state tax credit carryforwards will expire at various dates beginning in 2019 through 2038 and $0.6 million of such carryforwards will expire between 2019 and 2021 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it.
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
There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which aims to standardize and modernize global tax policy and was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require some or all of the associated tax benefits to be paid back to the various taxing authorities by benefited taxpayers. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations. Certain changes to the U.S. corporate tax system resulting from the Tax Act, particularly subjecting foreign earnings to U.S. income taxes on a current basis, have had, and are expected to continue to have, a negative effect on our financial, operational and effective tax rate efficiencies.
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
We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. For example, as described further in Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, on January 21, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. In the course of pursuing any of these means or defending against any lawsuits filed against us, we have and may in the future continue to incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. Class action and derivative litigation has been initiated against us and our executive officers and directors in the past. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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

Acacia Communications, Inc.

Date: May 2, 2019	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer