Form 10-Q
period 2019-06-30
Acacia Communications, Inc.
filed 2019-08-06
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
(978) 938-4896
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ACIA	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 2, 2019, the registrant had 41,052,804 shares of common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger we have entered into with Cisco Systems, Inc. and Amarone Acquisition Corp. and any inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed merger;

•
our ability to sustain or increase revenue from our larger customers, generate revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;

•	our ability to anticipate the timing and scale of demand for our products, including from our largest customers;

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;

•	our ability to produce products free of problems, defects, errors and vulnerabilities;

•	our anticipated growth strategies;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the markets in which we operate;

•	our expectations regarding, and the capacity and stability of, our supply chain and manufacturing;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;

•
regulatory or legislative developments in the United States and foreign countries, including trade policy and tariffs and export control laws or regulations that could impede our ability to sell our products to our customer ZTE Kangxun Telecom Co. Ltd. or any of its affiliates, or that could impede our ability to sell our products to other customers in certain foreign jurisdictions, particularly in China, or that could impede sales by such customers in the United States; and

•	our ability to obtain and maintain intellectual property protection for our products.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$46,175	$60,444
Marketable securities - short-term	271,962	264,660
Accounts receivable	89,496	90,831
Inventory	38,551	25,511
Prepaid expenses and other current assets	7,030	12,598
Total current assets	453,214	454,044
Marketable securities - long-term	116,390	74,764
Property and equipment, net	27,559	26,643
Operating lease right-of-use assets	27,345	—
Deferred tax asset	43,223	38,717
Other assets	1,049	7,691
Total assets	$668,780	$601,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,682	$46,650
Accrued liabilities	55,888	31,848
Deferred revenue	4,977	5,101
Total current liabilities	108,547	83,599
Income taxes payable	7,117	8,791
Non-current operating lease liabilities	17,455	—
Other long-term liabilities	6,111	6,742
Total liabilities	139,230	99,132

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 41,955 and 41,024 shares issued at June 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 974 shares at June 30, 2019 and December 31, 2018	(39,712)	(39,712)
Additional paid-in capital	381,105	360,267
Accumulated other comprehensive income (loss)	661	(372)
Retained earnings	187,492	182,540
Total stockholders’ equity	529,550	502,727
Total liabilities and stockholders’ equity	$668,780	$601,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$111,183	$65,003	$216,399	$137,944
Cost of revenue	60,096	39,798	115,470	88,668
Gross profit	51,087	25,205	100,929	49,276
Operating expenses:
Research and development	28,976	24,340	59,929	48,785
Sales, general and administrative	29,899	12,984	45,686	27,272
Total operating expenses	58,875	37,324	105,615	76,057
Loss from operations	(7,788)	(12,119)	(4,686)	(26,781)
Other income, net:
Interest income, net	2,902	1,491	5,348	2,845
Other expense, net	(55)	(191)	(107)	(262)
Total other income, net	2,847	1,300	5,241	2,583
(Loss) income before benefit for income taxes	(4,941)	(10,819)	555	(24,198)
Benefit for income taxes	(2,916)	(7,574)	(4,397)	(11,875)
Net (loss) income	$(2,025)	$(3,245)	$4,952	$(12,323)
(Loss) earnings per share:
Basic	$(0.05)	$(0.08)	$0.12	$(0.31)
Diluted	$(0.05)	$(0.08)	$0.12	$(0.31)
Weighted-average shares used to compute (loss) earnings per share:
Basic	40,777	40,307	40,532	40,074
Diluted	40,777	40,307	42,154	40,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(2,025)	$(3,245)	$4,952	$(12,323)
Other comprehensive income (loss):
Changes in unrealized income (loss) on marketable securities, net of income taxes of $(72), $(160), $(54) and $33 for the three and six months ended June 30, 2019 and 2018, respectively	478	252	1,033	(150)
Comprehensive (loss) income	$(1,547)	$(2,993)	$5,985	$(12,473)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock				Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Adoption of ASU 2014-09, net of tax of $51							157	157
Vesting of restricted common stock	21							—
Exercise of common stock options	220	—			968			968
Vesting of restricted stock units	214	—			—			—
Stock-based compensation expense					6,514			6,514
Unrealized losses on marketable securities, net of tax of $88						(402)		(402)
Net loss							(9,078)	(9,078)
Balance at March 31, 2018	40,061	4	—	—	332,426	(722)	168,501	500,209
Adoption of ASU 2018-02						(45)	45	—
Treasury stock acquired			24	(771)				(771)
Exercise of common stock options	128	—			552			552
Vesting of restricted stock units	271	—			—			—
Common stock issued under employee stock purchase plan	57	—			1,367			1,367
Stock-based compensation expense					7,563			7,563
Unrealized gains on marketable securities, net of tax of $(54)						252		252
Net loss							(3,245)	(3,245)
Balance at June 30, 2018	40,517	$4	24	$(771)	$341,908	$(515)	$165,301	$505,927

Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized gains on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	4	974	(39,712)	369,634	183	189,517	519,626
Exercise of common stock options	72	—			413			413
Vesting of restricted stock units	297	—						—
Common stock issued under employee stock purchase plan	56	—			2,131			2,131
Stock-based compensation expense					8,927			8,927
Unrealized gains on marketable securities, net of tax of $(72)						478		478
Net loss							(2,025)	(2,025)
Balance at June 30, 2019	41,955	$4	974	$(39,712)	$381,105	$661	$187,492	$529,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,952	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,330	6,634
Stock-based compensation	17,007	14,126
Deferred income taxes	(4,506)	(9,823)
Non-cash lease expense	2,406	—
Other non-cash benefits	(1,439)	(47)
Changes in operating assets and liabilities:
Accounts receivable	1,335	30,203
Inventory	(13,040)	11,582
Prepaid expenses and other current assets	5,568	(2,236)
Other assets	(247)	613
Accounts payable	(390)	(17,439)
Accrued liabilities	20,216	(4,053)
Deferred revenue	(920)	2,826
Income taxes payable	(1,674)	(1,829)
Lease liabilities	(1,697)	—
Other long-term liabilities	165	(420)
Net cash provided by operating activities	34,066	17,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,072)	(9,683)
Purchases of marketable securities	(229,695)	(142,614)
Sales and maturities of marketable securities	183,488	165,508
Deposits	—	20
Net cash (used in) provided by investing activities	(52,279)	13,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	—	(771)
Proceeds from the issuance of common stock under stock-based compensation plans	3,944	2,887
Net cash provided by financing activities	3,944	2,116

Net (decrease) increase in cash and cash equivalents	(14,269)	33,161
Cash and cash equivalents—Beginning of period	60,444	67,495
Cash and cash equivalents—End of period	$46,175	$100,656

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(996)	$659

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$7,084	$—
Capital expenditures incurred but not yet paid	$1,618	$1,025

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
On July 8, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc., a California corporation (the “Parent”), and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”). See Note 17, Subsequent Events, and the description of the Merger Agreement included under the heading “Overview” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2019, its condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018, its condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and its condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six months ended June 30, 2019 and 2018 are also unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
3. REVENUE
The opening and closing balances of the Company’s deferred revenue and accounts receivable for the six months ended June 30, 2019 are as follows (in thousands):

	Balance at Beginning of Period	Decrease	Balance at End of Period
Six Months Ended June 30, 2019
Accounts receivable	$90,831	(1,335)	$89,496
Deferred revenue (current)	$5,101	(124)	$4,977
Deferred revenue (non-current)	$3,707	(796)	$2,911

The amounts of revenue recognized in the period that were included in the opening deferred revenue balances were immaterial for the six months ended June 30, 2019. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheets.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of June 30, 2019, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded modules	$21,844	20%	$9,482	14%	$39,270	18%	$32,512	23%
Pluggable modules	54,905	49%	42,013	65%	110,422	51%	73,993	54%
Semiconductors	34,434	31%	13,508	21%	66,707	31%	31,439	23%
Total revenue	$111,183	100%	$65,003	100%	$216,399	100%	$137,944	100%

4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
		Gross Unrealized
			Losses
	Amortized Cost	Gains	Less than One Year	Greater than One Year	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$36,384	$—	$—	$—	$36,384	$36,384	$—
Money market funds	4,793	—	—	—	4,793	4,793	—
U.S. treasury bonds	65,666	108	—	—	65,774	—	65,774
Commercial paper	45,843	9	(1)	—	45,851	2,998	42,853
Certificates of deposit	27,695	37	—	—	27,732	—	27,732
Asset-backed securities	77,625	164	(2)	(2)	77,785	2,000	75,785
Corporate debt securities	175,766	453	(3)	(8)	176,208	—	176,208
Total	$433,772	$771	$(6)	$(10)	$434,527	$46,175	$388,352

	As of December 31, 2018
		Gross Unrealized
	Amortized Cost		Losses		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Less than One Year	Greater than One Year
Cash	$49,650	$—	$—	$—	$49,650	$49,650	$—
Money market funds	1,563	—	—	—	1,563	1,563	—
U.S. treasury bonds	40,367	—	(9)	(3)	40,355	—	40,355
Commercial paper	60,435	—	(13)	—	60,422	6,668	53,754
Certificates of deposit	36,839	13	(12)	—	36,840	—	36,840
Asset-backed securities	47,798	1	(63)	(22)	47,714	—	47,714
Corporate debt securities	163,654	9	(239)	(100)	163,324	2,563	160,761
Total	$400,306	$23	$(336)	$(125)	$399,868	$60,444	$339,424

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from the sales and maturities of marketable securities	$93,198	$77,678	$183,488	$165,508
Realized gains	$3	$1	$6	$5
Realized losses	$—	$(30)	$(2)	$(32)

 The contractual maturities of short-term and long-term marketable securities held at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$271,569	$271,962	$264,959	$264,660
Due after one year through four years	116,027	116,390	74,902	74,764
Total	$387,596	$388,352	$339,861	$339,424

As of June 30, 2019, the Company believed that any unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
5. INVENTORY
Inventory consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$18,407	$18,420
Work-in-process	635	218
Finished goods	19,509	6,873
Inventory	$38,551	$25,511

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Engineering laboratory equipment	$54,402	$50,590
Computer software	3,584	3,132
Computer equipment	6,984	6,018
Furniture and fixtures	3,602	3,227
Leasehold improvements	3,695	3,581
Construction in progress	2,498	1,279
Total property and equipment	74,765	67,827
Less: Accumulated depreciation	(47,206)	(41,184)
Property and equipment, net	$27,559	$26,643

Depreciation expense was $3.1 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $6.3 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Employee-related liabilities	$7,193	$8,509
Current maturities of operating leases	4,115	—
Goods and services received not invoiced	3,699	3,592
Accrued manufacturing related expenses	1,812	2,342
Warranty reserve	10,833	8,220
Litigation and settlement accrual	20,000	2,500
Other accrued liabilities	8,236	6,685
Accrued liabilities	$55,888	$31,848

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2018, $2.5 million of litigation and settlement accruals were included within “Other accrued liabilities” and have now been reclassified to be presented on a separate line in conformity with the current period presentation.
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
The Company leases real estate assets and equipment. For leases with terms greater than 12 months, the Company records the related ROU asset and lease obligation at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit discount rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement, including observable rates, adjusted for various factors including financing spreads and other lease specific adjustments, as applicable.
The Company’s leases have remaining lease terms of one year to eight years. Some leases include one or more options to renew with renewal terms that can extend the lease term from two years to ten years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms do not include options to extend or terminate leases because the Company was not reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants.
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$27,345
Liabilities
Current - operating	Accrued liabilities	4,115
Noncurrent - operating	Noncurrent operating lease liabilities	17,455
Total lease liabilities		$21,570

Weighted-average remaining lease term - operating leases	5.6 years
Weighted-average discount rate - operating leases(1)	4.78%

(1)	Upon adoption of ASC 842, discount rates used for existing leases were established at January 1, 2019, which was the date of initial application of ASC 842.
Operating lease costs were $1.4 million and $2.6 million during the three and six months ended June 30, 2019, respectively. Short-term lease costs during the three and six months ended June 30, 2019 were insignificant. Cash paid for amounts included in the measurement of lease liabilities was $1.0 million and $2.0 million during the three and six months ended June 30, 2019, respectively, which are operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Operating Leases
Remaining 2019	$2,084
2020	4,327
2021	4,388
2022	4,261
2023	4,414
Thereafter	5,363
Total minimum lease payments	24,837
Less: amount of lease payments representing interest	(3,267)
Present value of future minimum lease payments	21,570
Less: current obligation under leases	4,115
Long-term lease obligations	$17,455

Disclosures related to periods prior to adoption of ASC 842
Rent expense for the three and six months ended June 30, 2018 was $1.2 million and $2.4 million, respectively, recognized on a straight-line basis for the Company’s facility leases which were accounted for as operating leases. Future minimum lease payments due under those non-cancelable lease agreements as of December 31, 2018 were as follows (in thousands):

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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$4,793	$—	$4,793
U.S. treasury bonds	—	65,774	—	65,774
Commercial paper	—	45,851	—	45,851
Certificates of deposit	—	27,732	—	27,732
Asset-backed securities	—	77,785	—	77,785
Corporate debt securities	—	176,208	—	176,208
Total	$—	$398,143	$—	$398,143

	December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$1,563	$—	$1,563
U.S. treasury bonds	—	40,355	—	40,355
Commercial paper	—	60,422	—	60,422
Certificates of deposit	—	36,840	—	36,840
Asset-backed securities	—	47,714	—	47,714
Corporate debt securities	—	163,324	—	163,324
Total	$—	$350,218	$—	$350,218

There were no transfers between fair value measurement levels during the three or six months ended June 30, 2019 or 2018. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$571	$572	$1,091	$1,093
Research and development	5,325	4,467	10,071	8,255
Sales, general and administrative	3,103	2,549	5,845	4,778
Total stock-based compensation	$8,999	$7,588	$17,007	$14,126

The following table summarizes stock-based compensation expense by award type for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$627	$588	$1,204	$1,189
Restricted stock units	7,977	6,690	15,058	12,285
Employee stock purchase plan	322	285	631	583
Other awards	73	25	114	69
Total stock-based compensation	$8,999	$7,588	$17,007	$14,126

Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2019 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,116	$9.78	5.7	$33,113
Granted	—	$—
Exercised	(262)	$6.92		$11,654
Canceled	(8)	$18.90
Outstanding at June 30, 2019	846	$10.58	5.1	$32,131
Vested and expected to vest at:
June 30, 2019	846	$10.58	5.1	$32,131
December 31, 2018	1,116	$9.78	5.7	$33,113
Exercisable at:
June 30, 2019	720	$8.68	4.9	$28,538
December 31, 2018	837	$7.38	5.3	$26,544

As of June 30, 2019 and December 31, 2018, there was $1.4 million and $2.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 0.8 years and 1.1 years, respectively.
No stock option awards were issued by the Company during the three and six months ended June 30, 2019. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2018 was $15.58.

Restricted Stock Units
During the six months ended June 30, 2019, the Company granted approximately 502,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.
During the six months ended June 30, 2019, the Company granted awards covering up to a maximum of 187,234 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2019 through December 31, 2021, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
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
A summary of the changes in the Company’s RSUs during the six months ended June 30, 2019 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,325	$40.55
Granted	689	$51.40
Vested	(613)	$31.21
Canceled	(477)	$56.91
Outstanding at June 30, 2019	1,924	$43.36

The granted amount includes the PRSUs described above, which were granted to executives during the six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, there was $66.9 million and $52.5 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 2.4 years and 1.9 years, respectively.
11. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(2,025)	$(3,245)	$4,952	$(12,323)
Denominator:
Weighted-average shares used to compute net (loss) income per share - basic	40,777	40,307	40,532	40,074
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	—	—	1,622	—
Weighted-average shares used to compute net (loss) income per share - diluted	40,777	40,307	42,154	40,074
Net (loss) income per share
Basic	$(0.05)	$(0.08)	$0.12	$(0.31)
Diluted	$(0.05)	$(0.08)	$0.12	$(0.31)

The following common stock equivalents (in thousands) were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	881	1,030	39	1,126
Unvested restricted stock units and awards	1,935	1,699	192	1,665
Employee stock purchase plan	29	72	—	72

As discussed further in Note 10, in the six months ended June 30, 2019, the Company granted a maximum of 187,234 PRSUs to executives that include a market condition and a service condition. An estimate of the number of shares contingently issuable based on average market prices through June 30, 2019 for these, and all outstanding PRSUs with a market condition, have been included in the tables above.
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty reserve, beginning of period	$9,517	$7,418	$8,220	$8,306
Provisions made to warranty reserve during the period	4,610	2,561	9,636	6,024
Charges against warranty reserve during the period	(3,294)	(2,902)	(7,023)	(7,253)
Warranty reserve, end of period	$10,833	$7,077	$10,833	$7,077
Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of San Diego, North County Division. Both the Company’s and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties participated in a mandatory settlement process, but no resolution was reached. Trial took place in June and July of 2019. The jury returned a verdict on July 17, 2019. The Company was found to have breached the contract between the parties, misappropriated ViaSat’s trade secrets willfully and maliciously, and breached the implied covenant of good faith and fair dealing. ViaSat was found to have breached the contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breach of contract, and $1 to ViaSat for the Company’s trade secret misappropriation. The jury awarded $1 to the Company for ViaSat’s trade secret misappropriation. ViaSat has indicated it plans to seek additional monies of an unspecified amount based on this verdict. The Company intends to challenge the verdict and damage awards through post-trial motions and, if necessary, an appeal of the judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time. As of June 30, 2019, the Company has accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the California state court action discussed in the preceding paragraph. During the stay of the Massachusetts litigation, the Company may conduct and complete certain non-party discovery as provided in the court’s order. The Massachusetts lawsuit is pending resolution and discovery is ongoing, subject to the conditions of the order to stay.
On August 5, 2019, a complaint was filed by John Jiang against the Company and each of its directors in the United States District Court for the Southern District of New York. The complaint asserts violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the proposed merger of the Company with the Parent and Merger Sub. The plaintiff seeks to enjoin the defendants from proceeding with the stockholder vote to approve the proposed merger, or from consummating the proposed merger, unless and until the Company discloses to the Company’s public common stockholders the allegedly material information discussed in the complaint; or, in the event the proposed merger is consummated, the plaintiff seeks to recover damages. The plaintiff also seeks an award of costs, expert fees and attorneys’ fees.

In addition, a purported class action lawsuit was filed by Robert O’Brien against the Company and each of its directors on August 5, 2019 in the United States District Court for the District of Delaware. The complaint makes similar allegations as the Jiang action, asserts that the individual defendants entered into the proposed merger through a flawed and unfair process, failed to take steps to maximize the value of the Company to its public stockholders, and accepted an offer to sell the Company at a price that fails to reflect the true value of the Company. The plaintiff also asserts that the defendants disseminated a false and misleading proxy statement in connection with the proposed merger. The complaint asserts claims for breach of fiduciary duties and for alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive and declaratory relief, including enjoining the proposed merger; directing the individual defendants to exercise their fiduciary duties to commence a sale process that is reasonably designed to obtain a transaction which is in the best interests of the Company’s stockholders; or, in the event the merger is consummated, rescinding the merger or awarding damages to the plaintiff and the class. The complaint also seeks an award of costs, expert fees and attorneys’ fees.
The Company intends to continue to engage in a vigorous defense and pursuit of Company favorable judgments of the ongoing litigation matters described above. The ultimate resolution of these proceedings may have a material adverse effect on the Company’s results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, financial position, results of operations and cash flows.

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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and six months ended June 30, 2019 and 2018, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of June 30, 2019 and December 31, 2018, no amounts have been accrued related to such indemnification provisions.
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
For the three months ended June 30, 2019, the Company recorded a benefit from income taxes of $2.9 million as compared to $7.6 million for the three months ended June 30, 2018, resulting in an effective tax rate of 59.0% and 70.0% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the Company recorded a benefit from income taxes of $4.4 million as compared to $11.9 million for the six months ended June 30, 2018, resulting in an effective tax rate of (792.3)% and 49.1% for the six months ended June 30, 2019 and 2018, respectively. The benefit from income taxes recorded in the six months ended June 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period, as well as federal and state research and development credits. The benefits from income taxes recorded in the three months ended June 30, 2019 and the three and six months ended June 30, 2018 were primarily a result of the Company’s pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, and federal and state research and development credits. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future tax provisions or results of operations.
In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by the Internal Revenue Service (“IRS”) or state tax authorities, as carryforward attributes generated in prior period tax years may still be adjusted upon examination if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the IRS for tax years 2014 through 2017 and the state of New Jersey for tax years 2015 through 2017. There are currently no foreign examinations in process.
As of June 30, 2019 and December 31, 2018, the Company identified $5.2 million and $5.0 million, respectively, of gross uncertain tax positions. Included in those balances as of June 30, 2019 and December 31, 2018 are $3.2 million and $3.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2019 and 2018, the amounts recorded related to interest and penalties were immaterial in each period.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court reversed the 2015 decision of the U.S. tax court and upheld the cost-sharing regulations. On July 22, 2019, Altera appealed for a rehearing with the full Ninth Circuit Federal Court. The Company has maintained its position which is consistent with the U.S. Tax Court decision in favor of Altera. As of June 30, 2019, the potential impact of a final adverse decision could be as much as $6.3 million on a book basis for prior years’ taxes. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$15,376	$23,159	$27,716	$32,586
China	37,955	12,909	80,842	34,993
Germany	12,913	10,086	23,746	29,832
Thailand	22,051	4,853	45,732	11,972
Other	22,888	13,996	38,363	28,561
Total revenue	$111,183	$65,003	$216,399	$137,944

Total long-lived assets by country consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
United States	$18,749	$18,123
Thailand	4,283	4,147
China	1,656	1,703
Other	2,871	2,670
Total long-lived assets	$27,559	$26,643

15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
A(1)	29%	*		25%	14%
B	13%	18%		12%	18%
C	17%	14%	(2)	14%	17%	(2)
D	*	12%		*	*
E	17%	*		20%	*

*	Less than 10% of revenue in the period indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.

(2)	Customer C was acquired by one of the Company’s other customers on October 1, 2018. Pro forma revenue for the combined customer would have been 21% for the three and six months ended June 30, 2018.

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
A	23%	30%
B	15%	13%
C	14%	*
D(1)	*	10%
F	18%	17%

*	Less than 10% of accounts receivable at the date indicated

(1)	Customer D referred to in this table is different than the Customer D referred to in the revenue concentration table above.
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three and six months ended June 30, 2019 and 2018, total purchases from each of the suppliers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
X	15%	12%	17%	15%
Y	53%	47%	54%	44%

The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with one vendor were 10% during the six months ended June 30, 2019, and were less than 10% during the three months ended June 30, 2019, and the three and six months ended June 30, 2018.
16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $0.8 million and $0.7 million during the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $1.4 million during the six months ended June 30, 2019 and 2018, respectively.

In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.3 million and $0.5 million of costs were incurred during the six months ended June 30, 2019 and 2018, respectively. No costs were incurred during the three months ended June 30, 2019 and 2018.
One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases from MACOM during the three or six months ended June 30, 2019 or the three months ended June 30, 2018, and $0.3 million of purchases during the six months ended June 30, 2018.
17. SUBSEQUENT EVENTS
Proposed Merger with Cisco Systems
On July 8, 2019, the Company entered into the Merger Agreement with the Parent and the Merger Sub.
The Merger Agreement provides for the merger of the Merger Sub with and into the Company (the “Merger”), with the Company to survive the Merger and become a wholly owned subsidiary of the Parent. If the Merger is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held in the treasury of the Company or owned by the Parent or any direct or indirect wholly owned subsidiary of the Company or subsidiary of the Parent immediately prior to the Effective Time (all of which will be canceled) and shares held by holders who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive $70.00 in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”). Completion of the Merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining certain foreign antitrust approvals, including in China, (iii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iv) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. The Parent’s obligations under the Merger Agreement are not subject to any financing condition.
At the Effective Time, each outstanding and unexercised vested stock option, vested restricted stock unit and vested performance stock unit granted under the Company’s stock plans, including the 2009 Plan and the 2016 Plan (collectively, the “Company Equity Plans”) will terminate and be converted into the right to receive from the Parent an amount of cash, without interest, equal to the number of shares subject to such equity award multiplied by the Merger Consideration (or in the case of stock options, the excess, if any, of the Merger Consideration over the exercise price of such option) (the “Cash-Out Amount”), subject to all applicable tax withholding. At the Effective Time, each outstanding and unvested stock option, unvested restricted stock unit and unvested performance stock unit granted under the Company Equity Plans will be canceled and converted into the right to receive from the Parent the applicable Cash-Out Amount, payable in accordance with the original vesting schedule for such equity award (including under the terms of the Company’s Amended and Restated Severance and Change in Control Benefits Plan and any scheduled retention agreement after giving effect to any applicable employment offer documents received from the Parent), subject to all applicable tax withholding.
The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and the Parent and the Merger Sub, on the other hand. It also contains customary covenants, including covenants providing for each of the Company and the Parent to use its reasonable best efforts to cause the Merger to be consummated, subject to certain limitations, and covenants requiring the Company, among other things, (i) to use commercially reasonable efforts to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) not to engage in specified types of transactions during such period and (iii) not to solicit proposals or engage in discussions relating to alternative acquisition proposals or change the recommendation of the Company’s board of directors to the Company’s stockholders regarding the Merger Agreement, in each case except as otherwise permitted by the Merger Agreement, including in connection with the compliance by the Company’s board of directors with its fiduciary duties under applicable law.
The Merger Agreement may be terminated, subject to the terms and conditions of the Merger Agreement: (i) by mutual written consent of the Parent and the Company, (ii) by either the Company or the Parent, if a governmental injunction or other legal restraint prevents the consummation of the Merger, (iii) by either the Company or the Parent, if the requisite vote of the Company’s stockholders has not been obtained or (iv) by either the Company or the Parent upon the other party’s uncured material breach of any representation, warranty, covenant or agreement under the Merger Agreement. The Merger Agreement may also be terminated by the Company to enter into an agreement with respect to a superior proposal, subject to specified conditions, and by the Parent, if the Company’s board of directors changes its recommendation regarding the Merger, the Company materially breaches its obligations to hold the stockholder meeting and not to solicit alternative acquisition proposals, the Company’s board of directors fails to reaffirm its recommendation upon the Parent’s request in response to an alternative acquisition proposal or fails to recommend against a competing tender offer or exchange offer following its announcement.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by July 8, 2020, subject to potential extension through January 8, 2021 to the extent that all closing conditions have been satisfied other than with respect to obtaining regulatory approval in China.
If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $120 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal).
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
In connection with the execution of the Merger Agreement, on July 8, 2019 the Company, the Parent and Cisco International B.V., a wholly owned subsidiary of the Parent (collectively with the Parent, “Cisco”), also entered into an addendum to the Master Purchase Agreements by and between such parties pursuant to which Cisco agreed to purchase certain percentages, ranging from 70% to 100% depending on product and date, of Cisco’s requirements for certain of the Company’s existing products at agreed upon prices and to negotiate in good faith with respect to Cisco’s future purchase of a majority of its requirements for certain of the Company’s future products. Cisco may elect to terminate these purchase obligations upon any change in control of the Company or the termination of the Merger Agreement upon a breach by the Company or under circumstances in which the Company would be required to pay the $120 million termination fee described above. In addition, the addendum provides that, subject to certain conditions, Cisco would be required to make a payment to the Company in the amount of $120 million if the Merger Agreement is terminated for the failure to obtain required regulatory approvals when all other conditions to closing have been satisfied.
Cisco Merger Litigation
On August 5, 2019, a complaint was filed by John Jiang against the Company and each of its directors in the United States District Court for the Southern District of New York. In addition, on August 5, 2019, a purported class action lawsuit was filed by Robert O’Brien against the Company and each of its directors in the United States District Court for the District of Delaware. See Note 12, Commitments and Contingencies, and the description of these actions included under the heading “Legal Proceedings” in Part II, Item 1, “Other Information,” for additional information with respect to these actions.

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
Revenue from our five largest customers, the mix of which customers varied across each period, was 81% and 60% during the three months ended June 30, 2019 and 2018, respectively, and 79% and 64% during the six months ended June 30, 2019 and 2018, respectively.
Proposed Merger with Cisco Systems
On July 8, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. The transaction is subject to certain conditions, including the adoption of the Merger Agreement and approval of the Merger by our stockholders, as well as obtaining regulatory approvals. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$111,183	$65,003	$216,399	$137,944
Cost of revenue	60,096	39,798	115,470	88,668
Gross profit	51,087	25,205	100,929	49,276
Operating expenses:
Research and development	28,976	24,340	59,929	48,785
Sales, general and administrative	29,899	12,984	45,686	27,272
Total operating expenses	58,875	37,324	105,615	76,057
Loss from operations	(7,788)	(12,119)	(4,686)	(26,781)
Total other income, net	2,847	1,300	5,241	2,583
(Loss) income before benefit for income taxes	(4,941)	(10,819)	555	(24,198)
Benefit for income taxes	(2,916)	(7,574)	(4,397)	(11,875)
Net (loss) income	$(2,025)	$(3,245)	$4,952	$(12,323)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	54%	61%	53%	64%
Gross profit	46%	39%	47%	36%
Operating expenses:
Research and development	26%	37%	28%	35%
Sales, general and administrative	27%	20%	21%	20%
Total operating expenses	53%	57%	49%	55%
Loss from operations	(7)%	(19)%	(2)%	(19)%
Total other income, net	3%	2%	2%	2%
(Loss) income before benefit for income taxes	(4)%	(17)%	—%	(18)%
Benefit for income taxes	(3)%	(12)%	(2)%	(9)%
Net (loss) income	(2)%	(5)%	2%	(9)%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenue
Revenue by product group and the related changes during the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	June 30, 2019	Total Revenue	June 30, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$21,844	20%	$9,482	14%	$12,362	130%
Pluggable modules	54,905	49%	42,013	65%	12,892	31%
Semiconductors	34,434	31%	13,508	21%	20,926	155%
Total revenue	$111,183	100%	$65,003	100%	$46,180	71%

Revenue increased by $46.2 million, or 71%, to $111.2 million in the three months ended June 30, 2019 from $65.0 million in the three months ended June 30, 2018. The increase was primarily due to a $20.9 million increase in sales of our semiconductors, a $12.9 million increase in sales of our pluggable modules and a $12.4 million increase in sales of our embedded modules. The increases were primarily related to the loss of revenue from ZTE Kangxun Telecom Co. Ltd. and certain of its affiliates, together ZTE, our largest customer, between April 15, 2018, when the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales to ZTE, or the ZTE Ban, through July 13, 2018, when the ZTE Ban was terminated and ZTE was effectively removed from the “Denied Persons List.” In the three months ended June 30, 2019 and 2018, we derived 34% and 20%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$60,096	$39,798	$20,298	51%
Gross profit percentage	45.9%	38.8%

Cost of revenue increased $20.3 million, or 51%, to $60.1 million in the three months ended June 30, 2019 from $39.8 million in the three months ended June 30, 2018. The increase is primarily attributable to increased sales volumes.
Our gross profit percentage increased to 45.9% in the three months ended June 30, 2019 compared to 38.8% in the three months ended June 30, 2018. The increase in gross profit percentage was primarily impacted by a favorable impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Three Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$28,976	$24,340	$4,636	19%

Research and development expense increased $4.6 million, or 19%, to $29.0 million in the three months ended June 30, 2019 from $24.3 million in the three months ended June 30, 2018, primarily due to increases in personnel-related and other costs as we continued investing in our product and technology roadmap.
Sales, General and Administrative

	Three Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$29,899	$12,984	$16,915	130%

Sales, general and administrative expenses increased $16.9 million, or 130%, to $29.9 million in the three months ended June 30, 2019 from $13.0 million in the three months ended June 30, 2018. This increase is primarily due to a $16.0 million increase in professional services expense, which was primarily attributable to estimated legal and settlement costs related to ongoing litigation matters. Additional legal and settlement costs may be incurred in future periods as we continue to vigorously defend and pursue favorable judgments of these ongoing litigation matters.
Other Income, Net

	Three Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$2,847	$1,300	$1,547	119%

Total other income, net, was $2.8 million during the three months ended June 30, 2019, as compared to $1.3 million during the three months ended June 30, 2018, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Three Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(2,916)	$(7,574)	$4,658	(61)%
Effective tax rate	59%	70%		(11)%

Income tax benefit for the three months ended June 30, 2019 was $2.9 million compared to $7.6 million for the three months ended June 30, 2018. The benefit from income taxes recorded in the three months ended June 30, 2019 and 2018 were primarily a result of our pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenue
Revenue by product group and the related changes during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended	As a % of	Six Months Ended	As a % of	Change in
	June 30, 2019	Total Revenue	June 30, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$39,270	18%	$32,512	23%	$6,758	21%
Pluggable modules	110,422	51%	73,993	54%	36,429	49%
Semiconductors	66,707	31%	31,439	23%	35,268	112%
Total revenue	$216,399	100%	$137,944	100%	$78,455	57%

Revenue increased by $78.5 million, or 57%, to $216.4 million in the six months ended June 30, 2019 from $137.9 million in the six months ended June 30, 2018. The increase was primarily due to a $36.4 million increase in sales of our pluggable modules, a $35.3 million increase in sales of our semiconductors and a $6.8 million increase in sales of our embedded modules. A primary factor to the increases is the loss of ZTE revenue between April 15, 2018 through July 13, 2018 as a result of the ZTE Ban. In the six months ended June 30, 2019 and 2018, we derived 37% and 25%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$115,470	$88,668	$26,802	30%
Gross profit percentage	46.6%	35.7%

Cost of revenue increased by $26.8 million, or 30%, to $115.5 million in the six months ended June 30, 2019 from $88.7 million in the six months ended June 30, 2018. The increase was primarily the result of increased sales volume, partially offset by the $7.1 million charge recorded in the three months ended March 31, 2018 related to inventory write-offs and accruals attributable to the ZTE Ban.

Our gross profit percentage increased to 46.6% in the six months ended June 30, 2019 compared to 35.7% in the six months ended June 30, 2018. The increase in gross profit percentage was primarily due to the charge recorded in the three months ended March 31, 2018 related to the ZTE Ban, as well as a favorable impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Six Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$59,929	$48,785	$11,144	23%

Research and development expense increased $11.1 million, or 23%, to $59.9 million in the six months ended June 30, 2019 from $48.8 million in the six months ended June 30, 2018, primarily due to a $9.4 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, and a $1.8 million increase related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Six Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$45,686	$27,272	$18,414	68%

Sales, general and administrative expenses increased $18.4 million, or 68%, to $45.7 million in the six months ended June 30, 2019 from $27.3 million in the six months ended June 30, 2018. This increase is primarily due to a $15.9 million increase in professional services expense, which was primarily attributable to estimated legal and settlement costs related to ongoing litigation matters, and a $2.5 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources. Additional legal and settlement costs may be incurred in future periods as we continue to vigorously defend and pursue favorable judgments of these ongoing litigation matters.
Other Income, Net

	Six Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$5,241	$2,583	$2,658	103%

Total other income, net, was $5.2 million during the six months ended June 30, 2019, as compared to $2.6 million during the six months ended June 30, 2018, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Six Months Ended June 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(4,397)	$(11,875)	$7,478	(63)%
Effective tax rate	(792)%	49%		(841)%

The benefit from income taxes for the six months ended June 30, 2019 was $4.4 million compared to $11.9 million for the six months ended June 30, 2018. The benefit from income taxes recorded in the six months ended June 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the six months ended June 30, 2019 and federal and state research and development credits. The benefit from income taxes recorded in the six months ended June 30, 2018 were primarily a result of our pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the six months ended June 30, 2018, as well as federal and state research and development credits.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$46,175	$100,656
Marketable securities	388,352	274,122
Working capital	344,667	369,288
Net cash provided by operating activities	34,066	17,814
Net cash (used in) provided by investing activities	(52,279)	13,231
Net cash provided by financing activities	3,944	2,116

Since 2014, we have funded our operations primarily through cash generated from operations and public offerings of our common stock. In May 2016, we completed our initial public offering in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million. In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million. As of June 30, 2019, we had cash and cash equivalents totaling $46.2 million, marketable securities of $388.4 million and accounts receivable of $89.5 million.
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
Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation expense, stock-based compensation expense, deferred income taxes, non-cash lease expense and other non-cash benefits, net, as well as the effect of changes in working capital.
Net cash provided by operating activities was $34.1 million in the six months ended June 30, 2019 as compared to $17.8 million in the six months ended June 30, 2018. The increase of $16.3 million was primarily due to a $17.3 million increase in net income, an $8.9 million increase in non-cash expense items primarily consisting of deferred income taxes and stock-based compensation, partially offset by a $9.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $28.9 million decrease in cash due to the timing of our accounts receivable collections in the six months ended June 30, 2019, a $24.6 million decrease in cash due to an increased inventory balance and a $3.7 million decrease in cash due to changes in deferred revenue balances, partially offset by a $41.3 million increase in cash due to the timing of our accounts payable and accrued liabilities and a $6.9 million increase in cash due to changes in prepaid and other asset balances.
The ultimate resolution of ongoing litigation matters may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. As of June 30, 2019, we have accrued a total of $20.0 million in litigation and settlement-related accruals.

Investing Activities
Our investing activities have consisted primarily of purchases, sales and maturities of marketable securities and purchases of lab and engineering equipment to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities can include expansion of, and certain improvements to, our leased facilities. We expect that we will continue to invest in these areas in line with growth in product demand.
Net cash used in investing activities in the six months ended June 30, 2019 was $52.3 million, as compared to net cash provided by investing activities of $13.2 million in the six months ended June 30, 2018. This change was primarily attributable to a $69.1 million increase in net purchases of marketable securities during the six months ended June 30, 2019, partially offset by a $3.6 million decrease in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the six months ended June 30, 2019 was $3.9 million, as compared to $2.1 million during the six months ended June 30, 2018, primarily attributable to an increase in proceeds from the issuance of common stock under stock-based compensation plans.
Contractual Obligations and Commitments
Our principal commitments consist of purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at June 30, 2019. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Purchase obligations (1)	$65,271	$65,271	$—	$—	$—
Income taxes payable (2)	7,117	—	2,407	4,710	—
Unrecognized tax benefits (3)	3,200	—	—	—	—
Total	$75,588	$65,271	$2,407	$4,710	$—

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

(3)
We had $5.2 million of uncertain tax positions as of June 30, 2019. Included in the balance of unrecognized tax benefits as of June 30, 2019 were $3.2 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. A hypothetical 100 basis point increase in interest rates would not have resulted in a material change to our financial position or results of operations as of and for the six months ended June 30, 2019. We do not believe that we have a material exposure to interest rate risk as our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of San Diego, North County Division. Both our and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties participated in a mandatory settlement process, but no resolution was reached. Trial took place in June and July of 2019. The jury returned a verdict on July 17, 2019. We were found to have breached the contract between the parties, misappropriated ViaSat’s trade secrets willfully and maliciously, and breached the implied covenant of good faith and fair dealing. ViaSat was found to have breached the contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breach of contract, and $1 to ViaSat for our trade secret misappropriation. The jury awarded $1 to us for ViaSat’s trade secret misappropriation. ViaSat has indicated it plans to seek additional monies of an unspecified amount based on this verdict. We intend to challenge the verdict and damage awards through post-trial motions and, if necessary, an appeal of the judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time. As of June 30, 2019, we have accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals.
On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the California state court action discussed in the preceding paragraph. During the stay of the Massachusetts litigation, we may conduct and complete certain non-party discovery as provided in the court’s order. The Massachusetts lawsuit is pending resolution and discovery is ongoing, subject to the conditions of the order to stay.
On August 5, 2019, a complaint was filed by John Jiang against the Company and each of its directors in the United States District Court for the Southern District of New York. The complaint asserts violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the proposed merger of the Company with the Parent and Merger Sub. The plaintiff seeks to enjoin the defendants from proceeding with the stockholder vote to approve the proposed merger, or from consummating the proposed merger, unless and until the Company discloses to the Company’s public common stockholders the allegedly material information discussed in the complaint; or, in the event the proposed merger is consummated, the plaintiff seeks to recover damages. The plaintiff also seeks an award of costs, expert fees and attorneys’ fees.

In addition, a purported class action lawsuit was filed by Robert O’Brien against the Company and each of its directors on August 5, 2019 in the United States District Court for the District of Delaware. The complaint makes similar allegations as the Jiang action, asserts that the individual defendants entered into the proposed merger through a flawed and unfair process, failed to take steps to maximize the value of the Company to its public stockholders, and accepted an offer to sell the Company at a price that fails to reflect the true value of the Company. The plaintiff also asserts that the defendants disseminated a false and misleading proxy statement in connection with the proposed merger. The complaint asserts claims for breach of fiduciary duties and for alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive and declaratory relief, including enjoining the proposed merger; directing the individual defendants to exercise their fiduciary duties to commence a sale process that is reasonably designed to obtain a transaction which is in the best interests of the Company’s stockholders; or, in the event the merger is consummated, rescinding the merger or awarding damages to the plaintiff and the class. The complaint also seeks an award of costs, expert fees and attorneys’ fees.

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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
Risks Related to the Merger
Our proposed Merger may be delayed or not occur at all for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the completion of the Merger.
On July 8, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. Completion of the Merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by our stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining certain foreign antitrust approvals, including in China, (iii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iv) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;

•
if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay the Parent a termination fee of $120 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal);

•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.
The Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The announcement of the Merger may also result in negative publicity, a negative impression of us in the financial markets and litigation against us or our directors and officers. Any such litigation could require us to incur significant costs and result in management distraction. In the event of such litigation, the Merger could be delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with the Parent’s consent, the Parent may not be willing to provide its consent for us to do so.
If the Merger occurs, our stockholders will not be able to participate in any upside to our business.
If the Merger is consummated, our stockholders will receive $70.00 in cash per share, without interest and subject to applicable tax withholding, of our common stock owned by them, and will not receive any shares of the Parent’s common stock. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
Risks Related to Our Business and Industry
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers.  In 2018, 2017, 2016, and the six months ended June 30, 2019 and 2018, our five largest customers in each period (which differed by period) collectively accounted for 74%, 70%, 78%, 79% and 64%, respectively, of our revenue. In 2018, ZTE, Infinera Corporation, or Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc., or Coriant, including all 2018 revenue from Infinera and Coriant, ADVA Optical Networking North America, Inc., or ADVA, and Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 20%, 17%, 15% and 14% of our revenue, respectively. In 2017, ZTE, ADVA and Coriant accounted for 30%, 15% and 11% of our revenue, respectively. In 2016, ZTE and ADVA accounted for 32% and 26% of our revenue, respectively. In the six months ended June 30, 2019, ZTE, Cisco, Infinera and ADVA accounted for 25%, 20%, 14% and 12% of our revenue, respectively. In the six months ended June 30, 2018, ADVA, Coriant (without including revenue from Infinera in the six months ended June 30, 2018) and ZTE accounted for 18%, 17% and 14% of our revenue, respectively. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.

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
Since January 1, 2013, we have shipped our products to customers located in 23 foreign countries. In 2018, 2017, 2016, and the six months ended June 30, 2019 and 2018, we derived 83%, 84%, 82%, 87% and 76%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2018, 2017, 2016, and the six months ended June 30, 2019 and 2018, we derived 29%, 39%, 41%, 37% and 25%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co., Ltd. and 68 affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. Separate governmental actions in the U.S. and other countries may reduce the overall demand for products offered by Chinese telecommunications companies, including from ZTE, which may decrease overall demand for our products in this region. For example, under an Executive Order issued in May 2019, U.S. government agencies were instructed to develop new restrictions on certain transactions involving information and communications technology or services designed, developed, manufactured, or supplied, by persons owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. These restrictions, when implemented, may reduce U.S. sales opportunities for some foreign telecommunications companies that may use our components in their systems.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the six months ended June 30, 2019 and the year ended December 31, 2016, we experienced revenue growth rates of 57% and 100%, respectively, as compared to the six months ended June 30, 2018 and the year ended December 31, 2015. Conversely, during the six months ended June 30, 2018, and the years ended December 31, 2018 and 2017, our revenue declined 29%, 12%

and 19%, respectively, as compared to the six months ended June 30, 2017, and the years ended December 31, 2017 and 2016. The revenue growth rates we experienced in the six months ended June 30, 2019 and year ended December 31, 2016 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017, , we incurred operating losses in the years ended December 31, 2009 through 2013 and again in the six months ended June 30, 2018 and 2019, and the year ended December 31, 2018. We may not be able to return to, sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to return to, sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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

•
changes in regulations or legislation in the United States and other jurisdictions in which we do business, including domestic and international tax reform, trade policy and tariffs and export controls that could impede our ability to sell our products to our customers in certain foreign jurisdictions, particularly in China, or that could impede sales by such customers in the United States; and

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

Anti-takeover provisions in our restated certificate of incorporation and our amended and restated by-laws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Our restated certificate of incorporation and amended and restated by-laws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which an investor in our common stock might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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
Our restated certificate and our amended and restated by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate and our amended and restated by-laws provide that the Court of Chancery of the State of Delaware (or, in the case of our by-laws, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws; or any action asserting a claim against us that is governed by the internal affairs doctrine; and our by-laws provide that such court is the exclusive forum for any action against us or any director or officer or other employee of ours to interpret, apply, enforce or determine the validity of our certificate of incorporation or our by-laws. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation or our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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

2.1*
Agreement and Plan of Merger, dated as of July 8, 2019, by and among Acacia Communications, Inc., Cisco Systems, Inc. and Amarone Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the first Current Report on Form 8-K filed bv the registrant on July 9, 2019).

3.1	Amendment to Amended and Restated By-laws of Acacia Communications, Inc. (incorporated by reference to Exhibit 3.1 to the first Current Report on Form 8-K filed bv the registrant on July 9, 2019).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: August 6, 2019	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer