Form 10-Q
period 2019-09-30
Acacia Communications, Inc.
filed 2019-10-30
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 25, 2019, the registrant had 41,268,317 shares of common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger we have entered into with Cisco Systems, Inc. and Amarone Acquisition Corp. and any inability to complete the proposed merger due to the failure to satisfy conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed merger;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$64,468	$60,444
Marketable securities - short-term	257,881	264,660
Accounts receivable	99,744	90,831
Inventory	37,307	25,511
Prepaid expenses and other current assets	8,277	12,598
Total current assets	467,677	454,044
Marketable securities - long-term	136,559	74,764
Property and equipment, net	26,647	26,643
Operating lease right-of-use assets	26,235	—
Deferred tax asset	47,011	38,717
Other assets	916	7,691
Total assets	$705,045	$601,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,850	$46,650
Accrued liabilities	62,580	31,848
Deferred revenue	11,158	5,101
Total current liabilities	119,588	83,599
Income taxes payable	7,117	8,791
Non-current operating lease liabilities	16,573	—
Other long-term liabilities	7,846	6,742
Total liabilities	151,124	99,132

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 42,213 and 41,024 shares issued at September 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 974 shares at September 30, 2019 and December 31, 2018	(39,712)	(39,712)
Additional paid-in capital	390,270	360,267
Accumulated other comprehensive income (loss)	762	(372)
Retained earnings	202,597	182,540
Total stockholders’ equity	553,921	502,727
Total liabilities and stockholders’ equity	$705,045	$601,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$119,591	$94,814	$335,990	$232,758
Cost of revenue	60,512	49,981	175,982	138,649
Gross profit	59,079	44,833	160,008	94,109
Operating expenses:
Research and development	28,649	24,696	88,578	73,481
Sales, general and administrative	20,457	12,134	66,143	39,406
Total operating expenses	49,106	36,830	154,721	112,887
Income (loss) from operations	9,973	8,003	5,287	(18,778)
Other income, net:
Interest income, net	2,592	2,074	7,940	4,919
Other expense, net	(102)	(63)	(209)	(325)
Total other income, net	2,490	2,011	7,731	4,594
Income (loss) before (benefit) expense for income taxes	12,463	10,014	13,018	(14,184)
(Benefit) expense for income taxes	(2,642)	1,863	(7,039)	(10,012)
Net income (loss)	$15,105	$8,151	$20,057	$(4,172)
Earnings (loss) per share:
Basic	$0.37	$0.20	$0.49	$(0.10)
Diluted	$0.35	$0.19	$0.47	$(0.10)
Weighted-average shares used to compute earnings (loss) per share:
Basic	41,119	40,495	40,730	40,217
Diluted	42,667	42,060	42,404	40,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$15,105	$8,151	$20,057	$(4,172)
Other comprehensive income:
Changes in unrealized income on marketable securities, net of income taxes of $(12), $(172), $(52) and $(19) for the three and nine months ended September 30, 2019 and 2018, respectively	101	231	1,134	81
Comprehensive income (loss)	$15,206	$8,382	$21,191	$(4,091)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Adoption of ASU 2014-09, net of tax of $51							157	157
Vesting of restricted common stock	21							—
Exercise of common stock options	220	—			968			968
Vesting of restricted stock units	214	—			—			—
Stock-based compensation expense					6,514			6,514
Unrealized losses on marketable securities, net of tax of $88						(402)		(402)
Net loss							(9,078)	(9,078)
Balance at March 31, 2018	40,061	4	—	—	332,426	(722)	168,501	500,209
Adoption of ASU 2018-02						(45)	45	—
Treasury stock acquired			24	(771)				(771)
Exercise of common stock options	128	—			552			552
Vesting of restricted stock units	271	—			—			—
Common stock issued under employee stock purchase plan	57	—			1,367			1,367
Stock-based compensation expense					7,563			7,563
Unrealized gains on marketable securities, net of tax of $(54)						252		252
Net loss							(3,245)	(3,245)
Balance at June 30, 2018	40,517	4	24	(771)	341,908	(515)	165,301	505,927
Treasury stock acquired			310	(11,928)				(11,928)
Exercise of common stock options	63	—			434			434
Vesting of restricted stock units	159	—						—
Stock-based compensation expense					7,713			7,713
Unrealized gains on marketable securities, net of tax of $(52)						231		231
Net income							8,151	8,151
Balance at September 30, 2018	40,739	$4	334	$(12,699)	$350,055	$(284)	$173,452	$510,528

Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized gains on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	4	974	(39,712)	369,634	183	189,517	519,626
Exercise of common stock options	72	—			413			413
Vesting of restricted stock units	297	—						—
Common stock issued under employee stock purchase plan	56	—			2,131			2,131
Stock-based compensation expense					8,927			8,927
Unrealized gains on marketable securities, net of tax of $(72)						478		478
Net loss							(2,025)	(2,025)
Balance at June 30, 2019	41,955	4	974	(39,712)	381,105	661	187,492	529,550
Exercise of common stock options	89	—			560			560
Vesting of restricted stock units	169	—						—
Stock-based compensation expense					8,605			8,605
Unrealized gains on marketable securities, net of tax of $(12)						101		101
Net income							15,105	15,105
Balance at September 30, 2019	42,213	$4	974	$(39,712)	$390,270	$762	$202,597	$553,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,057	$(4,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,274	10,132
Stock-based compensation	25,717	21,865
Deferred income taxes	(8,294)	(8,781)
Non-cash lease expense	3,667	—
Other non-cash benefits	(1,970)	(356)
Changes in operating assets and liabilities:
Accounts receivable	(8,913)	5,137
Inventory	(11,796)	27,533
Prepaid expenses and other current assets	4,321	8,615
Other assets	(112)	737
Accounts payable	(1,227)	(14,075)
Accrued liabilities	27,814	(2,463)
Deferred revenue	6,703	5,710
Income taxes payable	(1,674)	(1,829)
Lease liabilities	(3,741)	—
Other long-term liabilities	458	(376)
Net cash provided by operating activities	60,284	47,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,111)	(11,287)
Purchases of marketable securities	(359,578)	(249,727)
Sales and maturities of marketable securities	307,927	225,589
Deposits	(2)	(7)
Net cash used in investing activities	(60,764)	(35,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	—	(12,699)
Proceeds from the issuance of common stock under stock-based compensation plans	4,504	3,320
Net cash provided by (used in) financing activities	4,504	(9,379)

Net increase in cash and cash equivalents	4,024	2,866
Cash and cash equivalents—Beginning of period	60,444	67,495
Cash and cash equivalents—End of period	$64,468	$70,361

Supplemental cash flow disclosures:
Refunds received for income taxes, net	$(972)	$(6,874)

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$7,084	$—
Capital expenditures incurred but not yet paid	$623	$1,726

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
Proposed Merger with Cisco Systems
On July 8, 2019, the Company, Cisco Systems, Inc., a California corporation (the “Parent”), and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by the Company’s stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. The Company and the Parent have already received antitrust clearance for the Merger in the United States and Austria. If the Merger is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year which ends on July 25, 2020.
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
During the three and nine months ended September 30, 2019, the Company recorded acquisition-related costs of $6.4 million and $7.0 million, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2019, its condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, its condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and must be applied using a modified retrospective approach with earlier adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this amendment to have a material impact on its condensed consolidated financial statements.

3. REVENUE
The opening and closing balances of the Company’s accounts receivable and deferred revenue for the nine months ended September 30, 2019 are as follows (in thousands):

	Balance at Beginning of Period	Increase	Balance at End of Period
Nine Months Ended September 30, 2019
Accounts receivable	$90,831	8,913	$99,744
Deferred revenue (current)	$5,101	6,057	$11,158
Deferred revenue (non-current)	$3,707	647	$4,354

The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $5.1 million for the nine months ended September 30, 2019. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheets.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of September 30, 2019, the transaction price allocated to contracts with unsatisfied performance obligations with a duration of more than one year was $0.3 million.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded modules	$27,218	23%	$23,181	25%	$66,488	20%	$55,693	24%
Pluggable modules	57,526	48%	51,509	54%	167,948	50%	125,502	54%
Semiconductors	34,847	29%	20,124	21%	101,554	30%	51,563	22%
Total revenue	$119,591	100%	$94,814	100%	$335,990	100%	$232,758	100%

4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$53,582	$—	$—	$53,582	$53,582	$—
Money market funds	9,486	—	—	9,486	9,486	—
U.S. treasury bonds	77,604	117	(8)	77,713	—	77,713
Commercial paper	44,629	2	—	44,631	—	44,631
Certificates of deposit	25,084	29	(1)	25,112	1,400	23,712
Asset-backed securities	58,954	185	—	59,139	—	59,139
Corporate debt securities	188,701	553	(9)	189,245	—	189,245
Total	$458,040	$886	$(18)	$458,908	$64,468	$394,440
(1) Losses represent marketable securities that were in loss positions for less than one year.

	As of December 31, 2018
		Gross Unrealized
	Amortized Cost		Losses		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Less than One Year	Greater than One Year
Cash	$49,650	$—	$—	$—	$49,650	$49,650	$—
Money market funds	1,563	—	—	—	1,563	1,563	—
U.S. treasury bonds	40,367	—	(9)	(3)	40,355	—	40,355
Commercial paper	60,435	—	(13)	—	60,422	6,668	53,754
Certificates of deposit	36,839	13	(12)	—	36,840	—	36,840
Asset-backed securities	47,798	1	(63)	(22)	47,714	—	47,714
Corporate debt securities	163,654	9	(239)	(100)	163,324	2,563	160,761
Total	$400,306	$23	$(336)	$(125)	$399,868	$60,444	$339,424

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from the sales and maturities of marketable securities	$124,439	$60,081	$307,927	$225,589
Realized gains	$36	$6	$42	$11
Realized losses	$—	$(5)	$(2)	$(37)

 The contractual maturities of short-term and long-term marketable securities held at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$257,445	$257,881	$264,959	$264,660
Due after one year through four years	136,125	136,559	74,902	74,764
Total	$393,570	$394,440	$339,861	$339,424

As of September 30, 2019, the Company believed that any unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of corporate debt securities and U.S. treasury bonds. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in the Company’s condensed consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 for realized gains or losses on available-for-sale investments.
5. INVENTORY
Inventory consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$25,475	$18,420
Work-in-process	981	218
Finished goods	10,851	6,873
Inventory	$37,307	$25,511

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Engineering laboratory equipment	$55,531	$50,590
Computer software	3,618	3,132
Computer equipment	7,009	6,018
Furniture and fixtures	3,635	3,227
Leasehold improvements	3,978	3,581
Construction in progress	2,765	1,279
Total property and equipment	76,536	67,827
Less: Accumulated depreciation	(49,889)	(41,184)
Property and equipment, net	$26,647	$26,643

Depreciation expense was $2.9 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, and $9.3 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Employee-related liabilities	$11,548	$8,509
Current maturities of operating leases	4,164	—
Goods and services received not invoiced	3,390	3,592
Accrued manufacturing related expenses	2,580	2,342
Warranty reserve	10,534	8,220
Litigation and settlement accrual	20,000	2,500
Other accrued liabilities	10,364	6,685
Accrued liabilities	$62,580	$31,848

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
The Company’s leases have remaining lease terms of less than one year to eight years. Some leases include one or more options to renew with renewal terms that can extend the lease term from two years to ten years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms do not include options to extend or terminate leases because the Company was not reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants.
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$26,235
Liabilities
Current - operating	Accrued liabilities	4,164
Noncurrent - operating	Noncurrent operating lease liabilities	16,573
Total lease liabilities		$20,737

Weighted-average remaining lease term - operating leases	5.4 years
Weighted-average discount rate - operating leases(1)	4.79%

(1)	Upon adoption of ASC 842, discount rates used for existing leases were established at January 1, 2019, which was the date of initial application of ASC 842.
Operating lease costs were $1.5 million and $4.1 million during the three and nine months ended September 30, 2019, respectively. Short-term lease costs during the three and nine months ended September 30, 2019 were insignificant. Cash paid for amounts included in the measurement of lease liabilities was $1.1 million and $3.1 million during the three and nine months ended September 30, 2019, respectively, which are operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

Operating Leases
Remaining 2019	$1,034
2020	4,315
2021	4,381
2022	4,261
2023	4,414
Thereafter	5,302
Total minimum lease payments	23,707
Less: amount of lease payments representing interest	(2,970)
Present value of future minimum lease payments	20,737
Less: current obligation under leases	4,164
Long-term lease obligations	$16,573

Disclosures related to periods prior to adoption of ASC 842
Rent expense for the three and nine months ended September 30, 2018 was $1.2 million and $3.6 million, respectively, recognized on a straight-line basis for the Company’s facility leases which were accounted for as operating leases. Future minimum lease payments due under those non-cancelable lease agreements as of December 31, 2018 were as follows (in thousands):

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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$9,486	$—	$9,486
U.S. treasury bonds	—	77,713	—	77,713
Commercial paper	—	44,631	—	44,631
Certificates of deposit	—	25,112	—	25,112
Asset-backed securities	—	59,139	—	59,139
Corporate debt securities	—	189,245	—	189,245
Total	$—	$405,326	$—	$405,326

	December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$1,563	$—	$1,563
U.S. treasury bonds	—	40,355	—	40,355
Commercial paper	—	60,422	—	60,422
Certificates of deposit	—	36,840	—	36,840
Asset-backed securities	—	47,714	—	47,714
Corporate debt securities	—	163,324	—	163,324
Total	$—	$350,218	$—	$350,218

There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2019 or 2018. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$481	$508	$1,572	$1,601
Research and development	5,330	4,654	15,401	12,909
Sales, general and administrative	2,899	2,577	8,744	7,355
Total stock-based compensation	$8,710	$7,739	$25,717	$21,865

The following table summarizes stock-based compensation expense by award type for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$340	$577	$1,544	$1,766
Restricted stock units	7,936	6,768	22,994	19,053
Employee stock purchase plan	330	368	961	951
Other awards	104	26	218	95
Total stock-based compensation	$8,710	$7,739	$25,717	$21,865

Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2019 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,116	$9.78	5.7	$33,113
Granted	—	$—
Exercised	(351)	$6.76		$16,790
Canceled	(11)	$19.44
Outstanding at September 30, 2019	754	$11.06	4.8	$41,525
Vested and expected to vest at:
September 30, 2019	754	$11.06	4.8	$41,525
December 31, 2018	1,116	$9.78	5.7	$33,113
Exercisable at:
September 30, 2019	676	$9.51	4.6	$38,159
December 31, 2018	837	$7.38	5.3	$26,544

As of September 30, 2019 and December 31, 2018, there was $0.9 million and $2.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which is expected to be recognized over weighted-average periods of 0.7 years and 1.1 years, respectively.
No stock option awards were issued by the Company during the three and nine months ended September 30, 2019 or the three months ended September 30, 2018. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2018 was $15.58.
Restricted Stock Units
During the nine months ended September 30, 2019, the Company granted approximately 549,000 restricted stock units (“RSUs”) to employees and executives under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.
During the nine months ended September 30, 2019, the Company granted awards covering up to a maximum of 187,234 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“performance-based RSUs” or “PRSUs”). Each PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “Performance Period”) running from January 1, 2019 through December 31, 2021, as determined and certified by the Compensation Committee of the Board of Directors following the end of the Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the Performance Period (the “Relative TSR Objective”). Vesting of the PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the Performance Period. No PRSUs will vest unless a threshold level of achievement of the Relative TSR Objective is achieved.
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
A summary of the changes in the Company’s RSUs during the nine months ended September 30, 2019 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,325	$40.55
Granted	736	$52.11
Vested	(782)	$30.66
Canceled	(489)	$56.37
Outstanding at September 30, 2019	1,790	$45.30

The granted amount includes the PRSUs described above, which were granted to executives during the nine months ended September 30, 2019.
As of September 30, 2019 and December 31, 2018, there was $61.4 million and $52.5 million, respectively, of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over weighted-average periods of 2.3 years and 1.9 years, respectively.
11. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$15,105	$8,151	$20,057	$(4,172)
Denominator:
Weighted-average shares used to compute net income (loss) per share - basic	41,119	40,495	40,730	40,217
Dilutive effect of stock options, unvested restricted stock and restricted stock units and employee stock purchase plan	1,548	1,565	1,674	—
Weighted-average shares used to compute net income (loss) per share - diluted	42,667	42,060	42,404	40,217
Net income (loss) per share
Basic	$0.37	$0.20	$0.49	$(0.10)
Diluted	$0.35	$0.19	$0.47	$(0.10)

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	38	95	38	1,087
Unvested restricted stock units and awards	33	692	31	1,436
Employee stock purchase plan	—	—	—	2

As discussed further in Note 10, in the nine months ended September 30, 2019, the Company granted a maximum of 187,234 PRSUs to executives that include a market condition and a service condition. An estimate of the number of shares contingently issuable based on average market prices through September 30, 2019 for these, and all outstanding PRSUs with a market condition, have been included in the tables above.

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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty reserve, beginning of period	$10,833	$7,077	$8,220	$8,306
Provisions made to warranty reserve during the period	2,431	3,521	12,067	9,545
Charges against warranty reserve during the period	(2,730)	(2,889)	(9,753)	(10,142)
Warranty reserve, end of period	$10,534	$7,709	$10,534	$7,709
Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of San Diego, North County Division. Both the Company’s and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties participated in a mandatory settlement process, but no resolution was reached. Trial took place in June and July of 2019. The jury returned a verdict on July 17, 2019. The Company was found to have breached the contract between the parties, misappropriated ViaSat’s trade secrets willfully and maliciously, and breached the implied covenant of good faith and fair dealing. ViaSat was found to have breached the contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breach of contract, and $1 to ViaSat for the Company’s trade secret misappropriation. The jury awarded $1 to the Company for ViaSat’s trade secret misappropriation. Through post-trial motions, ViaSat has sought additional monies of up to approximately $10.0 million for attorney’s fees and so-called “cost-of-proof” sanctions and has requested an order that the Company owes ViaSat ongoing royalties. ViaSat has also sought a new trial on certain aspects of its claims, and to have the court enter judgment in ViaSat’s favor on certain of its claims. The Company, through post-trial motions, has sought to have judgment entered in its favor that the Company did not breach the contract, has sought a new trial on certain issues, and has sought to have the court apply a provision of the contract to enter judgment capping the total damages award to ViaSat at $12.8 million. The Company intends to challenge the jury verdict and damage awards through appeal of the judgment if post-trial motions are not resolved in favor of the Company by the trial court. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time. As of September 30, 2019, the Company has accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals.
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
On August 5, 2019, a lawsuit, captioned Jiang v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-07267 (the “Jiang Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed merger of the Company with the Parent and Merger Sub. On August 5, 2019, a putative class action lawsuit, captioned O’Brien v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01463 (the “O’Brien Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Delaware alleging that the Company’s directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger without taking steps to obtain adequate, fair and maximum consideration under the circumstances and engineering the proposed Merger to improperly benefit themselves, Company management and/or the Parent without regard for the Company’s public stockholders, and that the Company and its directors violated Sections 14(a) and 20(a) of the Exchange Act by disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed Merger. On August 6, 2019, a putative class action lawsuit, captioned Rosenblatt v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01470 (the “Rosenblatt Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Delaware alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading preliminary proxy statement in connection with the proposed Merger. On August 7, 2019, a lawsuit, captioned Mac v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-11706 (the “Mac Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Massachusetts alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially deficient and misleading preliminary proxy statement in connection with the proposed Merger. The plaintiffs in these lawsuits seek various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees.
On August 27, 2019, the Company and the plaintiffs in the O’Brien Action, the Rosenblatt Action and the Mac Action entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for the Company’s agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 27, 2019, the Company and the plaintiff in the Jiang Action agreed in principle that the plaintiff would dismiss with prejudice his claims asserted in that action, in return for the Company’s agreement to make the Supplemental Disclosures; that agreement was memorialized in a memorandum of understanding between the Company and the plaintiff in the Jiang Action entered into on August 28, 2019. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon the Company’s stockholders by causing the Supplemental Disclosures to be disseminated, and the Company reserved its right to oppose such fee applications.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and nine months ended September 30, 2019 and 2018, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of September 30, 2019 and December 31, 2018, no amounts have been accrued related to such indemnification provisions.
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
For the three months ended September 30, 2019, the Company recorded a benefit from income taxes of $2.6 million as compared to income tax expense of $1.9 million for the three months ended September 30, 2018, resulting in an effective tax rate of (21.2)% and 18.6% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the Company recorded a benefit from income taxes of $7.0 million as compared to $10.0 million for the nine months ended September 30, 2018, resulting in an effective tax rate of (54.1)% and 70.6% for the nine months ended September 30, 2019 and 2018, respectively. The benefits from income taxes recorded in the three and nine months ended September 30, 2019 were primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits. The expense from income taxes recorded in the three months ended September 30, 2018 was primarily a result of the Company’s pre-tax income position, offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2018, as well as federal and state research and development credits. The benefit from income taxes recorded in the nine months ended September 30, 2018 was primarily a result of the Company’s pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2018, and federal and state research and development credits. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future tax provisions or results of operations.
In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by the Internal Revenue Service (“IRS”) or state tax authorities, as carryforward attributes generated in prior period tax years may still be adjusted upon examination if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the IRS for tax years 2014 through 2017, the state of New Jersey for tax years 2015 through 2017 and the state of Massachusetts for tax years 2016 through 2018. There are currently no foreign examinations in process.
As of September 30, 2019 and December 31, 2018, the Company identified $6.2 million and $5.0 million, respectively, of gross uncertain tax positions. Included in those balances as of September 30, 2019 and December 31, 2018 are $3.5 million and $3.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2019 and 2018, the amounts recorded related to interest and penalties were immaterial in each period.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court reversed the 2015 decision of the U.S. tax court and upheld the cost-sharing regulations. On July 22, 2019, Altera appealed for a rehearing with the full Ninth Circuit Federal Court. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction, the Company has determined no adjustment is required to the consolidated financial statements as a result of this ruling. The Company has maintained its position which is consistent with the U.S. Tax Court decision in favor of Altera. As of September 30, 2019, the Company’s estimate of the potential impact of a final adverse decision could be as much as $6.3 million on a financial statement basis for prior years’ taxes. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$23,113	$15,857	$50,829	$48,443
China	33,364	27,392	114,206	62,385
Germany	15,200	13,292	38,946	43,124
Thailand	20,329	20,759	66,061	32,731
Other	27,585	17,514	65,948	46,075
Total revenue	$119,591	$94,814	$335,990	$232,758

Total long-lived assets by country consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
United States	$17,928	$18,123
Thailand	4,046	4,147
China	1,798	1,703
Other	2,875	2,670
Total long-lived assets	$26,647	$26,643

15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
A(1)	20%	21%		27%	17%
B	16%	14%		13%	16%
C	17%	16%	(2)	15%	17%	(2)
E	19%	16%		18%	10%

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.

(2)
Customer C was acquired by one of the Company’s other customers on October 1, 2018. Pro forma revenue for the combined customer would have been 18% and 20% for the three and nine months ended September 30, 2018, respectively.

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
A	23%	30%
B	14%	13%
C	14%	*
D	*	10%
F	10%	17%

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three and nine months ended September 30, 2019 and 2018, total purchases from each of the suppliers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
X	23%	16%	21%	16%
Y	52%	56%	53%	48%

16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $1.3 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $2.5 million during the nine months ended September 30, 2019 and 2018, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.3 million, $0.6 million and $0.5 million of costs were incurred during the three months ended September 30, 2019, nine months ended September 30, 2019 and nine months ended September 30, 2018, respectively. No costs were incurred during the three months ended September 30, 2018.
One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases from MACOM during the three or nine months ended September 30, 2019 or the three months ended September 30, 2018, and $0.3 million of purchases during the nine months ended September 30, 2018.
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
Revenue from our five largest customers, the mix of which customers varied across each period, was 80% and 76% during the three months ended September 30, 2019 and 2018, respectively, and 79% and 67% during the nine months ended September 30, 2019 and 2018, respectively.
Proposed Merger with Cisco Systems
On July 8, 2019, we, Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, the Merger Sub will be merged with and into Acacia, which we refer to herein as the Merger, with Acacia surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by our stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. We and the Parent have already received antitrust clearance for the Merger in the United States and Austria. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year which ends on July 25, 2020.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
During the three and nine months ended September 30, 2019, we recorded acquisition-related costs of $6.4 million and $7.0 million, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$119,591	$94,814	$335,990	$232,758
Cost of revenue	60,512	49,981	175,982	138,649
Gross profit	59,079	44,833	160,008	94,109
Operating expenses:
Research and development	28,649	24,696	88,578	73,481
Sales, general and administrative	20,457	12,134	66,143	39,406
Total operating expenses	49,106	36,830	154,721	112,887
Income (loss) from operations	9,973	8,003	5,287	(18,778)
Total other income, net	2,490	2,011	7,731	4,594
Income (loss) before (benefit) expense for income taxes	12,463	10,014	13,018	(14,184)
(Benefit) expense for income taxes	(2,642)	1,863	(7,039)	(10,012)
Net income (loss)	$15,105	$8,151	$20,057	$(4,172)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	51%	53%	52%	60%
Gross profit	49%	47%	48%	40%
Operating expenses:
Research and development	24%	26%	26%	32%
Sales, general and administrative	17%	13%	20%	17%
Total operating expenses	41%	39%	46%	48%
Income (loss) from operations	8%	8%	2%	(8)%
Total other income, net	2%	2%	2%	2%
Income (loss) before (benefit) expense for income taxes	10%	11%	4%	(6)%
(Benefit) expense for income taxes	(2)%	2%	(2)%	(4)%
Net income (loss)	13%	9%	6%	(2)%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue
Revenue by product group and the related changes during the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	September 30, 2019	Total Revenue	September 30, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$27,218	23%	$23,181	25%	$4,037	17%
Pluggable modules	57,526	48%	51,509	54%	6,017	12%
Semiconductors	34,847	29%	20,124	21%	14,723	73%
Total revenue	$119,591	100%	$94,814	100%	$24,777	26%

Revenue increased by $24.8 million, or 26%, to $119.6 million in the three months ended September 30, 2019 from $94.8 million in the three months ended September 30, 2018. The increase was primarily due to a $14.7 million increase in sales of our semiconductors, a $6.0 million increase in sales of our pluggable modules and a $4.0 million increase in sales of our embedded modules. In the three months ended September 30, 2019 and 2018, we derived 28% and 29%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$60,512	$49,981	$10,531	21%
Gross profit percentage	49.4%	47.3%

Cost of revenue increased $10.5 million, or 21%, to $60.5 million in the three months ended September 30, 2019 from $50.0 million in the three months ended September 30, 2018. The increase is primarily attributable to increased sales volumes.
Our gross profit percentage increased to 49.4% in the three months ended September 30, 2019 compared to 47.3% in the three months ended September 30, 2018. The increase in gross profit percentage was primarily impacted by a favorable impact of fixed costs relative to the current period revenue volume.
Research and Development

	Three Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$28,649	$24,696	$3,953	16%

Research and development expense increased $4.0 million, or 16%, to $28.6 million in the three months ended September 30, 2019 from $24.7 million in the three months ended September 30, 2018, primarily due to a $5.3 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, partially offset by a $1.3 million decrease in prototype development costs. We anticipate research and development expense could increase in absolute dollars in the fourth quarter of 2019 due to the expected achievement of milestones associated with outsourcing and development related to our DSP ASIC program.
Sales, General and Administrative

	Three Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$20,457	$12,134	$8,323	69%

Sales, general and administrative expenses increased $8.3 million, or 69%, to $20.5 million in the three months ended September 30, 2019 from $12.1 million in the three months ended September 30, 2018. This increase is primarily due to a $7.2 million increase in professional services expense, which was primarily attributable to acquisition related costs, and a $1.1 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Three Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$2,490	$2,011	$479	24%

Total other income, net, was $2.5 million during the three months ended September 30, 2019, as compared to $2.0 million during the three months ended September 30, 2018, primarily due to an increase in interest income from marketable securities.
(Benefit) Expense from Income Taxes

	Three Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
(Benefit) expense from income taxes	$(2,642)	$1,863	$(4,505)	(242)%
Effective tax rate	(21)%	19%		(40)%

Income tax benefit for the three months ended September 30, 2019 was $2.6 million compared to income tax expense of $1.9 million for the three months ended September 30, 2018. The benefit from income taxes recorded in the three months ended September 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2019, as well as federal and state research and development credits. The income tax expense recorded in the three months ended September 30, 2018 was primarily a result of our pre-tax income position, partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the three months ended September 30, 2018, as well as federal and state research and development credits.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue
Revenue by product group and the related changes during the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended	As a % of	Nine Months Ended	As a % of	Change in
	September 30, 2019	Total Revenue	September 30, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$66,488	20%	$55,693	24%	$10,795	19%
Pluggable modules	167,948	50%	125,502	54%	42,446	34%
Semiconductors	101,554	30%	51,563	22%	49,991	97%
Total revenue	$335,990	100%	$232,758	100%	$103,232	44%

Revenue increased by $103.2 million, or 44%, to $336.0 million in the nine months ended September 30, 2019 from $232.8 million in the nine months ended September 30, 2018. The increase was primarily due to a $50.0 million increase in sales of our semiconductors, a $42.4 million increase in sales of our pluggable modules and a $10.8 million increase in sales of our embedded modules. A contributing factor to these increases is the loss of revenues from ZTE Kangxun telecom Co. Ltd. and certain of its affiliates, together ZTE, our largest customer, during the nine months ended September 30, 2018 as a result of the U.S. Department of Commerce imposing a seven-year denial of export privileges on ZTE, or the ZTE Ban, during that period. In the nine months ended September 30, 2019 and 2018, we derived 34% and 27%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$175,982	$138,649	$37,333	27%
Gross profit percentage	47.6%	40.4%

Cost of revenue increased by $37.3 million, or 27%, to $176.0 million in the nine months ended September 30, 2019 from $138.6 million in the nine months ended September 30, 2018. The increase was primarily the result of increased sales volume.
Our gross profit percentage increased to 47.6% in the nine months ended September 30, 2019 compared to 40.4% in the nine months ended September 30, 2018. The increase in gross profit percentage was primarily due to a favorable impact of fixed costs relative to the current period revenue volume, as well as the charges recorded in the three months ended March 31, 2018 related to the ZTE Ban.
Research and Development

	Nine Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$88,578	$73,481	$15,097	21%

Research and development expense increased $15.1 million, or 21%, to $88.6 million in the nine months ended September 30, 2019 from $73.5 million in the nine months ended September 30, 2018, primarily due to a $14.6 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, and a $2.2 million increase related to the timing of milestone payments associated with outsourcing and development related to our DSP ASIC program, partially offset by a $1.7 million decrease in prototype development costs.
Sales, General and Administrative

	Nine Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$66,143	$39,406	$26,737	68%

Sales, general and administrative expenses increased $26.7 million, or 68%, to $66.1 million in the nine months ended September 30, 2019 from $39.4 million in the nine months ended September 30, 2018. This increase is primarily due to a $23.1 million increase in professional services expense, which was primarily attributable to estimated legal and settlement costs related to ongoing litigation matters, and acquisition related costs, and a $3.6 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources. Additional legal and settlement costs may be incurred in future periods as we continue to vigorously defend and pursue favorable judgments of these ongoing litigation matters.
Other Income, Net

	Nine Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$7,731	$4,594	$3,137	68%

Total other income, net, was $7.7 million during the nine months ended September 30, 2019, as compared to $4.6 million during the nine months ended September 30, 2018, primarily due to an increase in interest income from marketable securities.
Benefit from Income Taxes

	Nine Months Ended September 30,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(7,039)	$(10,012)	$2,973	(30)%
Effective tax rate	(54)%	71%		(125)%

The benefit from income taxes for the nine months ended September 30, 2019 was $7.0 million compared to $10.0 million for the nine months ended September 30, 2018. The benefit from income taxes recorded in the nine months ended September 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2019 and federal and state research and development credits. The benefit from income taxes recorded in the nine months ended September 30, 2018 was primarily a result of our pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the nine months ended September 30, 2018, as well as federal and state research and development credits.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$64,468	$70,361
Marketable securities	394,440	321,690
Working capital	348,089	379,207
Net cash provided by operating activities	60,284	47,677
Net cash used in investing activities	(60,764)	(35,432)
Net cash provided by (used in) financing activities	4,504	(9,379)

Since 2014, we have funded our operations primarily through cash generated from operations and public offerings of our common stock. In May 2016, we completed our initial public offering in which we received aggregate proceeds of $97.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.3 million. In October 2016, we completed a follow-on offering in which we received aggregate proceeds of $116.8 million, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $1.2 million. As of September 30, 2019, we had cash and cash equivalents totaling $64.5 million, marketable securities of $394.4 million and accounts receivable of $99.7 million.
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
Net cash provided by operating activities was $60.3 million in the nine months ended September 30, 2019 as compared to $47.7 million in the nine months ended September 30, 2018. The increase of $12.6 million was primarily due to a $24.2 million increase in net income, a $5.5 million increase in non-cash expense items primarily consisting of non-cash lease expenses and stock-based compensation, partially offset by a $17.2 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $39.3 million decrease in cash due to an increased inventory balance, a $14.1 million decrease in cash due to the timing of our accounts receivable collections in the nine months ended September 30, 2019 and a $5.1 million decrease in cash due to changes in prepaid and other asset balances, partially offset by a $43.1 million increase in cash due to the timing of our accounts payable and accrued liabilities.
The ultimate resolution of ongoing litigation matters may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. As of September 30, 2019, we have accrued a total of $20.0 million in litigation and settlement-related accruals.
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
Net cash used in investing activities in the nine months ended September 30, 2019 was $60.8 million as compared to $35.4 million in the nine months ended September 30, 2018. This change was primarily attributable to a $27.5 million increase in net purchases of marketable securities during the nine months ended September 30, 2019, partially offset by a $2.2 million decrease in property and equipment purchases.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the nine months ended September 30, 2019 was $4.5 million as compared to net cash used in financing activities of $9.4 million during the nine months ended September 30, 2018, primarily attributable to the acquisition of $12.7 million of treasury stock during the nine months ended September 30, 2018.
Contractual Obligations and Commitments
Our principal commitments consist of purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at September 30, 2019. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Purchase obligations (1)	$67,677	$67,677	$—	$—	$—
Income taxes payable (2)	7,117	—	2,407	4,710	—
Unrecognized tax benefits (3)	3,492	—	—	—	—
Total	$78,286	$67,677	$2,407	$4,710	$—

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

(3)
We had $6.2 million of uncertain tax positions as of September 30, 2019. Included in the balance of unrecognized tax benefits as of September 30, 2019 were $3.5 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. An immediate 100 basis point change in interest rates would have a $2.4 million effect on the fair market value of our portfolio as of September 30, 2019. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition, which ViaSat denied in its response filed March 16, 2016. On September 28, 2018 the matter was remanded back to California state court. On March 22, 2019, a summary judgment hearing took place in California Superior Court, County of San Diego, North County Division. Both our and ViaSat’s summary judgment motions were denied in April 2019. At the court’s direction, the parties participated in a mandatory settlement process, but no resolution was reached. Trial took place in June and July of 2019. The jury returned a verdict on July 17, 2019. We were found to have breached the contract between the parties, misappropriated ViaSat’s trade secrets willfully and maliciously, and breached the implied covenant of good faith and fair dealing. ViaSat was found to have breached the contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breach of contract, and $1 to ViaSat for our trade secret misappropriation. The jury awarded $1 to us for ViaSat’s trade secret misappropriation. Through post-trial motions, ViaSat has sought additional monies of up to approximately $10 million for attorney’s fees and so-called “cost-of-proof” sanctions and has requested an order that we owe ViaSat ongoing royalties. ViaSat has also sought a new trial on certain aspects of its claims, and to have the court enter judgment in ViaSat’s favor on certain of its claims. We, through post-trial motions, have sought to have judgment entered in our favor that we did not breach the contract, have sought a new trial on certain issues, and have sought to have the court apply a provision of the contract to enter judgment capping the total damages award to ViaSat at $12.8 million. We intend to challenge the jury verdict and damage awards through appeal of the judgment if post-trial motions are not resolved in favor of us by the trial court. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time. As of September 30, 2019, we have accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals.
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
On August 5, 2019, a lawsuit, captioned Jiang v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-07267 (the “Jiang Action”), was filed against us and each of our directors in the United States District Court for the Southern District of New York alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed merger of Acacia with the Parent and Merger Sub. On August 5, 2019, a putative class action lawsuit, captioned O’Brien v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01463 (the “O’Brien Action”), was filed against us and each of our directors in the United States District Court for the District of Delaware alleging that our directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger without taking steps to obtain adequate, fair and maximum consideration under the circumstances and engineering the proposed Merger to improperly benefit themselves, our management and/or the Parent without regard for the our public stockholders, and that Acacia and its directors violated Sections 14(a) and 20(a) of the Exchange Act by disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed Merger. On August 6, 2019, a putative class action lawsuit, captioned Rosenblatt v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01470 (the “Rosenblatt Action”), was filed against us and each of our directors in the United States District Court for the District of Delaware alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading preliminary proxy statement in connection with the proposed Merger. On August 7, 2019, a lawsuit, captioned Mac v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-11706 (the “Mac Action”), was filed against us and each of our directors in the United States District Court for the District of

Massachusetts alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially deficient and misleading preliminary proxy statement in connection with the proposed Merger. The plaintiffs in these lawsuits seek various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees.
On August 27, 2019, Acacia and the plaintiffs in the O’Brien Action, the Rosenblatt Action and the Mac Action entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for our agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 27, 2019, Acacia and the plaintiff in the Jiang Action agreed in principle that the plaintiff would dismiss with prejudice his claims asserted in that action, in return for our agreement to make the Supplemental Disclosures; that agreement was memorialized in a memorandum of understanding between Acacia and the plaintiff in the Jiang Action entered into on August 28, 2019. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon Acacia stockholders by causing the Supplemental Disclosures to be disseminated, and we reserved our right to oppose such fee applications.
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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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

On July 8, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;

•
if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay the Parent a termination fee of $120 million (including under specified circumstances in connection with an alternative acquisition proposal);

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
Litigation could delay and or prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We and our directors were named as defendants in several lawsuits brought by purported stockholders challenging the Merger and seeking various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees. While the plaintiffs in these lawsuits have dismissed their claims in exchange for our filing of supplemental disclosure regarding the Merger, which we filed on August 27, 2019, we may be subject to additional future litigation challenging the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any future plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe, either of which could substantially harm our business.
Risks Related to Our Business and Industry
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 74% of our revenue in 2018, 70% of our revenue in 2017, 78% of our revenue in 2016, 79% of our revenue in the nine months ended September 30, 2019 and 67% of our revenue in the nine months ended September 30, 2018. In 2018, ZTE accounted for 20% of our revenue, Infinera Corporation, or Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc., or Coriant, accounted for 17% of our revenue (including all 2018 revenue from Infinera and Coriant), ADVA Optical Networking North America, Inc., or ADVA, accounted for 15% of our revenue and Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue. In 2016, ZTE accounted for 32% of our revenue and ADVA accounted for 26% of our revenue. In the nine months ended September 30, 2019, ZTE accounted for 27% of our revenue, Cisco accounted for 18% of our revenue, Infinera accounted for 15% of our revenue and ADVA accounted for 13% of our revenue. In the nine months ended September 30, 2018, ZTE accounted for 17% of our revenue, Coriant (without including revenue from Infinera in the nine months ended September 30, 2018) accounted for 17% of our revenue, ADVA accounted for 16% of our revenue and Cisco accounted for 10% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
Since January 1, 2013, we have shipped our products to customers located in 23 foreign countries. In 2018, 2017, 2016, and the nine months ended September 30, 2019 and 2018, we derived 83%, 84%, 82%, 85% and 79%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2018, 2017, 2016, and the nine months ended September 30, 2019 and 2018, we derived 29%, 39%, 41%, 34% and 27%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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
There can be no guarantee that the U.S. Congress or U.S. regulatory authorities will not take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or other of our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co., Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial.
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

New regulations in the United States and other countries that purport to protect national telecommunications systems and infrastructure may reduce the demand for products and services provided by certain of our customers, which may, in turn, reduce the demand for our products. In particular the U.S. government is pressing foreign governments to ban Huawei equipment and services from national 5G networks. While many countries continue to allow Huawei technologies in 5G networks, such bans have been implemented in the United States, Australia, Japan and New Zealand, and dozens of other countries have not yet decided.
Pursuant to an executive order issued in May 2019, the U.S. government is expected to implement new measures to block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. It is widely expected that these restrictions will be implemented to block Chinese suppliers, especially Huawei, from serving U.S. telecommunications and telecommunications infrastructure markets, but the targets of these restrictions and the necessary implementing regulations have not yet been published.
A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. A subsequent set of regulations that are not yet implemented will extend these restrictions to prohibit U.S. government contracts with entities that use the restricted equipment or services and to prohibit recipients of U.S. government grant or loan funding from using such funding for contracts for the restricted equipment or services.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the nine months ended September 30, 2019 and the year ended December 31, 2016, we experienced revenue growth rates of 44% and 100%, respectively, as compared to the nine months ended September 30, 2018 and the year ended December 31, 2015. Conversely, during the nine months ended September 30, 2018, and the years ended December 31, 2018 and 2017, our revenue declined 22%, 12% and 19%, respectively, as compared to the nine months ended September 30, 2017, and the years ended December 31, 2017 and 2016. The revenue growth rates we experienced in the nine months ended September 30, 2019 and year ended December 31, 2016 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the nine months ended September 30, 2019 and the years ended December 31, 2014 through 2017, we incurred operating losses in the years ended December 31, 2009 through 2013 and again in the nine months ended September 30, 2018, and the year ended December 31, 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
We have expanded and may continue to expand our operations into multiple non-U.S. jurisdictions in connection with our 2015 corporate restructuring, including those having tax rates higher and lower than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our tax positions, including the assumptions and estimates on which we base the valuation and pricing of intercompany transactions.
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
The trading prices of the securities of technology companies, including technology companies in the industry in which we operate, have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of comparable companies, in particular optical industry peer companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts covering our industry or issuing market projection reports;

•	announcements regarding the pending Merger;

•	announcements of technological innovations, new products, strategic alliances or other transactions, or significant agreements by us or by our competitors;

•	announcements by our customers regarding significant increases or decreases in capital expenditures and their results of operations;

•	failure to accurately predict and interpret market requirements or market demand for our products;

•	departure of key personnel;

•	litigation involving us or that may be perceived as having an impact on our business;

•	changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty related to Brexit;

•	investors’ general perception of us;

•	significant short interest in our stock;

•	sales of large blocks of our stock;

•	loss of any of our key customers;

•	a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products;

•	announcements regarding further industry consolidation;

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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	the pending Merger;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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

3.1	Amendment to Amended and Restated By-laws of Acacia Communications, Inc. (incorporated by reference to Exhibit 3.1 to the first Current Report on Form 8-K filed bv the registrant on July 9, 2019).

10.1**, †	Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, Inc.

10.2**, †	Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, International B.V.

10.3**, †	Addendum to the Master Purchase Agreements, dated July 8, 2019, by and among the Registrant, Cisco Systems, Inc. and Cisco Systems, International B.V.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: October 30, 2019	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer