Form 10-K
period 2019-12-31
Acacia Communications, Inc.
filed 2020-02-18
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,780.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, and their affiliates, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 14, 2020, there were 41,609,041 shares of the Registrant’s common stock, $0.0001 par value, outstanding.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
We sell our products through a direct sales force to leading network equipment manufacturers, network operators and cloud service providers. Our revenues for the years ended December 31, 2019, 2018 and 2017 were $464.7 million, $339.9 million and $385.2 million, respectively. Our net income for the years ended December 31, 2019, 2018 and 2017 were $32.8 million, $4.9 million and $38.5 million, respectively. As of December 31, 2019, 2018 and 2017, our total assets were $721.4 million, $601.9 million and $611.3 million, respectively.
Proposed Merger with Cisco Systems
On July 8, 2019, we, Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, the Merger Sub will be merged with and into Acacia, which we refer to herein as the Merger, with Acacia surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by our stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. We and the Parent have already received antitrust clearance for the Merger in the United States, Austria and Germany. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year which ends on July 25, 2020.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
During the year ended December 31, 2019, we recorded acquisition-related costs of $7.6 million in sales, general and administrative expenses within our consolidated income statements.
Industry Background
Growing Demand for Bandwidth and Network Capacity
Global Internet Protocol, or IP, traffic is projected to more than triple from 4.1 exabytes per day in 2017 to 13.2 exabytes per day in 2022, representing a projected 26% compound annual growth rate, or CAGR, according to Cisco’s Visual Networking Index: Forecast and Trends, 2017-2022, dated February 2019, or the VNI Report. This projected rapid growth in IP traffic is the result of several factors, including:

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
Coherent communications is a more complex method of transmitting and receiving information via optical signals. Coherent technologies enable greater utilization of complex formats that manipulate both a signal’s amplitude and its phase to yield a higher data transmission rate with better resilience to signal degradation. Coherent communications enables powerful digital signal processing to counter digitally the effects of signal degradation that were previously managed through an array of discrete components and costly techniques, such as optical dispersion compensation. By taking advantage of coherent communications technologies, some cloud and service providers are able to operate networks at transmission speeds of up to 1,200 Gbps and above. These providers require advanced coherent interconnect solutions.

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

•
Strong management and engineering teams with significant industry expertise.    We have deliberately built our management and engineering teams, of which our founders remain a key part, to include personnel with extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. As of December 31, 2019, approximately 80% of our employees are engineers or have other technical backgrounds, and approximately 50% of our employees hold a Ph.D. or other advanced degree. Each element of our solution is developed by experts in the relevant field. Our collaborative development culture encourages employees with diverse experiences and expertise to work together to create innovative solutions.

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

•
Grow into adjacent markets.    We believe that growth in fiber optics-based communications is likely to accelerate, partly driven by the cost and density advantages of our CMOS solution, and that this growth, together with expansion in other markets that depend on high-speed networking capabilities, as well as adjacent markets, such as access aggregation in 5G, Multi-System Operators and Fiber to the x, and intra-data center networking, will result in demand for additional applications for our existing products, as well as non-coherent products that may leverage our silicon PIC in the future. These adjacent markets often place a greater importance on interoperability standards than traditional telecom applications. The purpose of the 400ZR project at the Optical Internetworking Forum, and parallel efforts at CableLabs and the Institute of Electrical and Electronics Engineers, or IEEE, is to address this need for interoperability and, in some cases, consider additional specifications and requirements of these adjacent market applications. We believe our ability to develop compact, pluggable, low-power optical interconnect products will create further opportunities for us to serve new types of customers, including companies that do not have sufficient optical engineering expertise to develop systems using current interconnect technologies.

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
Silicon PICs
Our coherent silicon PICs incorporate multiple coherent optical functions, such as transmission and reception, in a single package. The high level of integration in our silicon PICs enables high density designs of coherent modules and linecards. We selectively offer our silicon PIC as a standalone component to customers for designs that may or may not utilize our DSP components. We are also working with several client optics vendors that are interested in leveraging our silicon PIC technology in non-coherent 400 Gbps applications that use PAM4 modulation and direct detection.
Sales and Marketing
We currently market and sell our products through a direct sales force consisting of sales personnel and centralized and field-based technical customer support and may in the future market and sell our products through third-party distributors. Our sales force also works closely with our product line management personnel to support strategic sales activities.
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
We invest time and resources to meet with leading carriers and cloud service providers to understand network system performance issues. These efforts provide us with a deep understanding of the challenges faced by carriers and cloud service providers which, in turn, enables us to focus our future product and technology development efforts to address those challenges. For example, understanding that several of our customers are planning to adopt technologies that enable up to 1,200 Gbps and higher transmission speeds, we are currently developing products to satisfy these requirements.
Our in-house sales personnel also assist customers with orders, delivery requirements and warranty returns. Our technical support engineers respond to technical and product-related questions, provide simulation tools to enable customers to optimize their optical link design and provide application support to customers who have incorporated our products into their systems. We provide our customers with field-based technical support and centralized technical support. Our field-based technical support is provided on site from our offices in China, Europe and San Jose, California, and our centralized technical support is primarily housed within our corporate headquarters in Maynard, Massachusetts. Our centralized customer support operations allow our technical customer support personnel to work directly with our research and development and operations personnel on critical customer technical support as well as escalated specialized technical support, which reduces the time it takes to identify and address our customers’ issues and helps our personnel maintain and improve upon their technical skills.
Customers
The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 40 during 2019. We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018 and 70% of our revenue in 2017. In 2019, ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 27% of our revenue, Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 17% of our revenue, Infinera Corporation, or Infinera, accounted for 17% of our revenue and ADVA Optical Networking North America, Inc., or ADVA, accounted for 13% of our revenue. In 2018, ZTE accounted for 20% of our revenue, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, accounted for 17% of our revenue, ADVA accounted for 15% of our revenue and Cisco accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue.
Manufacturing
We utilize a range of CMOS and CMOS-compatible processes to develop and manufacture the coherent DSP ASICs, silicon PICs and other components that are designed into our modules. We select the semiconductor process and foundry that provides the best combination of performance, cost and feature attributes necessary for our products.
We engage several contract manufacturers and other service providers to test, build and inspect our products that incorporate our coherent DSP ASICs, silicon PICs and other components for high-volume production of our products. These contract manufacturers and service providers also implement many customer-specific configurations and packaging requirements before shipment to our customers. We build the test systems used in the manufacture of our products. We also directly manufacture prototype products during initial new product introduction. We believe our outsourced manufacturing model enables us to focus our resources and expertise on the design, sale, support and marketing of our products to best meet customer requirements. We also believe that this manufacturing model provides us with the flexibility required to respond to new market opportunities and changes in customer demand, simplifies the scope of our operations and administrative processes and significantly reduces our working capital requirements, while providing the ability to scale production rapidly.
We subject our contract manufacturers, fabrication foundries, suppliers of standard, as well as our custom-designed, components and other service providers to qualification requirements in order to meet the high quality and reliability standards required of our products. Our engineers and supply chain personnel work closely with our contract manufacturers, foundries and other suppliers and service providers to increase yield, reduce manufacturing costs, improve product quality and ensure that component sourcing strategies are in place to support our manufacturing needs.
Research and Development
Our engineering group has extensive experience in optical systems and networking, digital signal processing, ASIC development and design, silicon photonic integration, system software development and high-speed electronics design. As of December 31, 2019, approximately 80% of all our employees are engineers or have other technical backgrounds, and approximately 50% of all our employees hold a Ph.D. or other advanced degree. We utilize our hardware and software expertise to integrate coherent DSP ASICs and silicon PICs into high-speed interconnect products that are compatible with industry-standard form factor, interfaces and power consumption requirements. We participate in industry groups such as Open ROADM, Optical Internetworking Forum, CableLabs and IEEE to help drive the industry towards standardization that allows for the integration of our products into diverse optical systems. In addition, we offer our integration expertise to our customers to help expedite their adoption of new products.
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
As research and development is critical to our continuing success, we are committed to maintaining high levels of research and development over the long term. We incurred research and development expenses of $128.7 million, $102.4 million and $92.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of December 31, 2019, we had 76 patents granted in the United States and seven patents granted in foreign jurisdictions, which expire between 2027 and 2039. We also had 73 patent applications pending in the United States, and 24 pending foreign patent applications. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
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
Competition
The optical communications markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include II-VI (formerly Finisar), Fujitsu Optical Components, Inphi, Lumentum Holdings, NEL, Neophotonics and Sumitomo Electric Industries. We also compete with internally developed coherent interconnect solutions of certain network equipment manufacturers, including Ciena, Huawei and Nokia (formerly Alcatel-Lucent). Finally, we face competition from optical interconnect modules that are the result of joint developments among certain of the competitors listed above. Consolidation in the optical systems and components industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.
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
Government Regulation
Since our customers operate around the world and we rely primarily upon non-U.S. manufacturers to make our products, our business and our ability to successfully compete for business in our industry is dependent upon global, supply, manufacturing and customer relationships that are affected by the trade and tariff policies of each country in which we operate. Increased tariffs on parts and components imposed by the countries in which our products are manufactured can increase our production costs, and increased tariffs imposed by the countries in which our products are sold can increase the cost of our product to our customers.
Our products and services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in April 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, the U.S. Congress or U.S. regulatory authorities may take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or others of our customers, particularly in China. In May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. U.S. regulators are reportedly considering additional measures that may be used to restrict access to U.S. products and technologies by countries such as China and specific companies such as Huawei. Such measures could include extending the extraterritorial reach of U.S. restrictions by reducing the thresholds for applying U.S. regulations to non-U.S.-made items incorporating or derived from U.S. parts, components, software or technologies. U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks. Even without such legislative or regulatory action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. Different countries may implement their own export control regulatory systems, which can affect the flow of parts, components, finished products, and related technologies throughout the supply chain to and from suppliers, manufacturers, distributors and customers. In 2019, China published a proposed new comprehensive export control law that would, if adopted, create a system through which China may selectively restrict exports of products and technologies from China, perhaps in response to regulatory actions affecting China that may be imposed by adversary trading partners, such as the United States.
In addition, various countries regulate imports of certain products, through permitting, licensing and transaction review procedures, and may enact laws that could limit our ability to produce or distribute our products or the ability of our customers to produce or distribute the products into which our products are incorporated. The exportation, re-exportation, transfers within foreign countries, and importation of our products and the parts, components and technologies necessary to manufacture our products, including by our partners, must comply with these laws and regulations. Among these regulations are rules in the United States and other countries that prohibit companies such as Huawei from supplying products and services for national 5G telecommunications networks. Pursuant to an executive order issued in May 2019, the U.S. government is developing a new regulatory mechanism through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. U.S. government procurement supply chain risk management regulations prohibit U.S. government agencies from directly or indirectly contracting to obtain certain telecommunications and video surveillance equipment, systems or services, produced or performed by certain designated Chinese companies, and this prohibition is expected to be extended to prohibit U.S. government agencies from contracting with entities that use such equipment, systems or services, and to prohibit the use of U.S. government grant or loan proceeds to acquire such equipment, systems or services.
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

Employees
As of December 31, 2019, we employed 429 full-time employees, consisting of 219 in research and development, 98 in operations, which includes manufacturing, supply chain, quality control and assurance, 112 in executive, sales, general and administrative, and two part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
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
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and it has led to, and may result in additional, litigation against us and our directors and officers. Such litigation is distracting to management and has required, and may in the future require, us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
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
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018 and 70% of our revenue in 2017. In 2019, ZTE Kangxun Telecom Co. Ltd., or ZTE, accounted for 27% of our revenue, Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 17% of our revenue, Infinera Corporation, or Infinera, accounted for 17% of our revenue and ADVA Optical Networking North America, Inc., or ADVA, accounted for 13% of our revenue. In 2018, ZTE accounted for 20% of our revenue, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, accounted for 17% of our revenue, ADVA accounted for 15% of our revenue and Cisco accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
For example, in April 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales of U.S.-regulated commodities, software and technology to ZTE and an affiliated company, or the ZTE Ban, based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. The ZTE Ban added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was lifted and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action ended the export control restriction specifically targeting ZTE, any violations by ZTE of the latest settlement may trigger a new, ten-year denial order. We may suspend our business with ZTE or other customers if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers is not feasible or desirable.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers may also reduce or discontinue their purchases of our products in the event they transition to internally developed products or determine to divide their purchases of our products between us and a second source. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first and second quarters of 2019 and had reduced orders in the third quarter of 2019 before returning to a higher level of purchasing in the fourth quarter of 2019. We have experienced similar unevenness in purchases by our larger customers in prior years. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen, and may in the future see consolidation of our customer base which could result in loss of customers, reduced purchases or may increase the concentration of our customer purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, in May 2017, we announced a quality issue at one of our contract manufacturers, which we refer to as the Quality Issue, that affected a portion of the units manufactured by that contract manufacturer over approximately four months and negatively impacted our product performance. This resulted in a charge to the cost of revenue in our consolidated income statement during the second quarter of 2017.
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
Since January 1, 2013, we have shipped our products to customers located in 23 foreign countries. In 2019, 2018 and 2017, we derived 85%, 83% and 84%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2019, 2018 and 2017, we derived 34%, 29% and 39%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

•
the impact of general economic and political conditions in economies outside the United States, including the uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly known as Brexit, the terms of the post-Brexit relationship between the United Kingdom and the European Union, and heightened economic and political uncertainty within the United Kingdom, and within and among European Union member states;

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

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including further reform to the U.S. tax code and international tax rules such as the base erosion and profit shifting initiative;

•	the effects of changes in currency exchange rates;

•	changes in service provider and government spending patterns;

•	social, political and economic instability;

•	higher incidence of corruption or unethical business practices that could expose us to liability or damage our reputation; and

•	natural disasters, major public health issues, including pandemics, and acts of war or terrorism.
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
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in April 2018, the U.S. Department of Commerce imposed the ZTE Ban. The ZTE Ban added ZTE and an affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new ten-year denial order. We may suspend our business with ZTE or other customers, suppliers or partners, if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, or if we determine that continued business with such customers, suppliers or partners is not feasible or desirable.
The U.S. Congress or U.S. regulatory authorities may take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or others of our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. U.S. regulators are reportedly considering additional measures that may be used to restrict access to U.S. products and technologies by countries such as China and specific companies such as Huawei. Such measures could include extending the extraterritorial reach of U.S. restrictions by reducing the thresholds for applying U.S. regulations to non-U.S.-made items incorporating or derived from U.S. parts, components, software or technologies. U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks.
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
In addition, various countries regulate imports and exports of certain products, through permitting and licensing requirements, and have enacted laws that could limit our ability to produce and distribute our products. Exports, re-exports, transfers within foreign countries and imports of our products, including by our partners, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations, penalties and/or a denial or curtailment of our ability to export our products. Complying with import, export and sanctions laws for a particular sale may be time consuming, may increase our costs and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws and regulations, if we are found to be in violation of sanctions or export control laws, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may affect whether it feasible and profitable for us to manufacture our products in and distribute our products from countries that impose regulatory restrictions on the movement of our parts, components, finished products, and related technologies. For example, in December 2019, China published a proposed new, comprehensive export control law that would, if adopted, create a system through which China may selectively restrict exports of products and technologies from China, perhaps in response to regulatory actions affecting China that may be imposed by adversary trading partners such as the United States. Such regulatory changes may also delay the introduction and sale of our products in international markets, cause us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, any of which could adversely affect our business, financial condition and operating results.
New regulations in the United States and other countries that purport to protect national telecommunications systems and infrastructure may reduce the demand for products and services provided by certain of our customers, which may, in turn, reduce the demand for our products. In particular the U.S. government is pressing foreign governments to ban Huawei equipment and services from national 5G network infrastructure. While many countries continue to allow Huawei technologies in 5G network infrastructure, such bans have been implemented in the United States, Australia, Japan and New Zealand, and dozens of other countries have not yet decided.
Pursuant to an executive order issued in May 2019, the U.S. government is developing a new regulatory mechanism through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. It is widely expected that these restrictions will be implemented to block Chinese suppliers, such as Huawei, from serving U.S. telecommunications and telecommunications infrastructure markets, but specific targets of these restrictions are not enumerated, and the regulatory procedures have not yet been finalized.
A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. Future regulations are expected to extend these restrictions to prohibit U.S. government contracts with entities that use the restricted equipment or services and to prohibit recipients of U.S. government grant or loan funding from using such funding for contracts for the restricted equipment or services.
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
The market for high-speed optical interconnect technology is highly competitive. We are aware of a number of companies that have developed or are developing coherent DSP ASICs, coherent and non-coherent PICs, 100 to 1,200 Gbps and above modules and indium phosphide based optics, among other technologies, that compete directly with some or all of our current and proposed product offerings.
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
The fabrication, assembly and testing of our products is done by third-party contract manufacturers, foundries and other service providers. As a result, we face competition for manufacturing capacity in the open market. We rely on foundries to manufacture wafers and on third-party contract manufacturers to assemble, test and manufacture substantially all of our coherent DSP ASICs, silicon PICs, modules and other components. Our contract manufacturers, foundries and other service providers implement any customer-specific configurations and packaging before customer shipments. Accordingly, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past and in the future could result in product shortages or quality assurance problems. For example, we experienced product shortages in the second quarter of 2017 in connection with the Quality Issue. These issues have in the past and in the future could delay shipments of our products, increase our assembly or testing costs or lead to costly epidemic failure claims. In addition, the consolidation of contract manufacturers and foundries, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries, has limited the number of available contract manufacturers and foundries and increased our dependence on a smaller number of contract manufacturers and foundries. The limited number of contract manufacturers or foundries could also increase the costs of components or manufacturing and adversely affect our results of operations, including our gross margins. In addition, to the extent we engage additional contract manufacturers or foundries, introduce new products with new manufacturers or foundries, move existing production lines to new manufacturers or foundries and/or vertically integrate processes by assuming new responsibilities internally, we could experience supply disruptions during the transition process.
Because we rely on third-party contract manufacturers, foundries and other service providers, we face several significant risks in addition to those discussed above, including:

•
a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products and potential higher wafer, component and incorporated product prices due to limited and, at times, single-source, suppliers and industry-wide component constraints;

•	the limited availability of, or potential delays in obtaining access to, key process and leading edge technologies;

•	the location of contract manufacturers, foundries and other service providers in regions that are subject to earthquakes, typhoons, tsunamis and other natural disasters;

•
the location of contract manufacturers, foundries and other service providers in regions that are and historically have been disproportionately impacted by major public health issues, such as the ongoing outbreak of the novel coronavirus 2019-nCoV, referred to as the Covid-19 Coronavirus Epidemic, or Covid-19;

•	competition with our contract manufacturers’, foundries’ and other service providers’ other customers for allocated capacity or supply during periods of capacity constraint or supply shortages; and

•
potential regulatory changes, including in the United States, that could in the future prohibit, or increase our costs relating to, the use of contract manufacturers, foundries and other service providers in certain regions.

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
We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources and in certain instances we face capacity competition from some of our suppliers. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience quality, manufacturing or financial difficulties that could cause them to terminate development efforts related to, or prevent them from supplying to us in desired quantities, or at all, materials, or equipment used in, the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as labor issues, political unrest, natural disasters or major public health issues, such as the Covid-19 outbreak. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, components, equipment or tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process and require that we agree to terms, including on costs, that are less favorable to us, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During 2019 and 2016, we experienced revenue growth rates of 37% and 100%, respectively, as compared to the immediately preceding annual period. Conversely, during 2018 and 2017 our revenue declined 12% and 19%, respectively, as compared to the immediately preceding annual period. The revenue growth rates we experienced in 2019 and 2016 are not likely to be repeated in future periods. Our revenue for any prior annual period should not be relied upon as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the years ended December 31, 2014 through 2017 and in the year ended December 31, 2019, we incurred operating losses in 2009 through 2013 and again in 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, inventories and the related contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our stock.
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
Our business and operating results may be adversely affected by natural disasters, major public health issues, including pandemics, or other catastrophic events beyond our control.
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and major public health issues, including pandemics, as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Singapore and Taiwan. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China and Thailand. Several of these regions have been identified by the World Health Organization as experiencing ongoing transmission of the Covid-19 outbreak. Additionally, some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with severe weather activity and, in the case of California, above average seismic activity. Further, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant disruption or damage to any of these facilities or to any facilities that we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. For example, as a result of the extension of the lunar new year holidays due to the recent outbreak of Covid-19, shipments of certain supplies and components used by our contract manufacturers in the manufacturer of our products and the operations of our contract manufacturers and other suppliers have been and may continue to be disrupted which could result in delayed shipment of certain of our products to our customers. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
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
The Tax Act, enacted in December 2017, makes far-ranging changes to the existing U.S. corporate tax system. This legislation establishes a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items, made changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Certain changes to the U.S. corporate tax system resulting from the Tax Act, mainly that foreign earnings are no longer deferred but are currently subject to U.S. taxes, have, and are expected to continue to, negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring.
We cannot provide assurance that these tax benefits and operational efficiencies will continue into future periods. Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits are challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected.
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
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service, or IRS, in the United States and will be subject to periodic examination of our income tax and other returns by taxing authorities in other tax jurisdictions. For example, we have been selected for examination by the IRS for our 2014 through 2017 income tax years, by the State of New Jersey for income tax years 2015 through 2017 and by the Commonwealth of Massachusetts for sales and use tax years 2016 through 2018. We assess and will continue to assess on a regular basis the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.
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
As of December 31, 2019, we had net operating loss carryforward amounts, or NOLs, of approximately $42.4 million and $117.1 million for U.S. federal and state income tax purposes, respectively, and research and development and other credit carryforward amounts of approximately $17.3 million, $21.7 million and $1.3 million for U.S. federal, state and foreign income tax purposes, respectively. The state net operating loss carryforwards and portions of the federal net operating loss carryforward will expire at various dates beginning in 2029 through 2039. Federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. The federal and state tax credit carryforwards will expire at various dates beginning in 2020 through 2039 and $0.7 million of such carryforwards will expire between 2020 and 2022 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it.

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
There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or BEPS, initiative, which aims to standardize and modernize global tax policy and was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require some or all of the associated tax benefits to be refunded to the various taxing authorities by benefited taxpayers. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations. Certain changes to the U.S. corporate tax system resulting from the Tax Act, in particular the requirement to subject foreign earnings to U.S. income taxes on a current basis, have had, and are expected to continue to have, a negative effect on our financial, operational and effective tax rate efficiencies.
Other legislative and regulatory proposals, as well as case law, may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect. Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. For example, we are monitoring the litigation in Altera Corp v. Commissioner for its potential impact on us, as described in Note 14, Income Taxes, of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.
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
We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. For example, as described further in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, on January 21, 2016, ViaSat, Inc. filed a suit against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. In the course of pursuing any of these means or defending against any lawsuits filed against us, we have incurred, and in the future may continue to incur, significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. Class action and derivative litigation has been initiated against us and certain of our executive officers and directors in the past. Because of the volatility of our stock price, we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain, including any delays or distributions related to the ongoing Covid-19 outbreak;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation, or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	the pending Merger;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly the impact of any economic slowdown in China.
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
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, 37-2016-00002323-CU-BC-NC, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. In its response filed March 16, 2016, ViaSat denied our counterclaims. On September 28, 2018 the matter was remanded back to the California Superior Court, County of San Diego, North County Division 3:16-cv-00463, D.I. 197.
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against us for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to us for ViaSat’s misappropriation of trade secrets and awarded no damages to us for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that we pay ongoing royalties on sales after December 30, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. We filed post-trial motions for entry of judgment in our favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment, referred to as the December 2019 Judgment, against us in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, we filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. As of December 31, 2019, we have accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019 ViaSat, Inc. filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of our products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of our products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, we responded to ViaSat’s second lawsuit with a general denial and moved to stay the case pending the resolution of the appeal in the first lawsuit. The hearing on our motion to stay is scheduled for February 28, 2020. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020.
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
On August 27, 2019, Acacia and the plaintiffs in the O’Brien Action, the Rosenblatt Action and the Mac Action entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for our agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 27, 2019, Acacia and the plaintiff in the Jiang Action agreed in principle that the plaintiff would dismiss with prejudice his claims asserted in that action, in return for our agreement to make the Supplemental Disclosures; that agreement was memorialized in a memorandum of understanding between Acacia and the plaintiff in the Jiang Action entered into on August 28, 2019. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon Acacia stockholders by causing the Supplemental Disclosures to be disseminated, and we reserved our right to oppose such fee applications. The parties have resolved the fee claim and no fee application will be necessary.
We intend to continue to engage in a vigorous defense and pursuit of Acacia-favorable judgments of the ongoing litigation matters described above. The ultimate resolution of these proceedings may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. We will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on our business, consolidated financial position, results of operations and cash flows.

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
Holders
As of the close of business on February 14, 2020, there were approximately 17 holders of record of our common stock according to the records of our transfer agent. A greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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
The following graph compares the cumulative total return to stockholders for our common shares for the period from May 13, 2016 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2019 with the Nasdaq Composite Index and the market sector Nasdaq Telecommunications Index. The comparison assumes an investment of $100 is made on May 13, 2016 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.

Item 6.	Selected Financial Data
The consolidated income statement data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data for the years ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 has been derived from our audited financial statements not appearing in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Income Statement Data:
Revenue	$464,663	$339,891	$385,166	$478,412	$239,056
Cost of revenue(1)	243,981	192,771	217,326	257,425	145,350
Gross profit	220,682	147,120	167,840	220,987	93,706
Operating expenses:
Research and development(1)	128,700	102,406	92,027	75,696	38,645
Sales, general and administrative(1)	80,581	51,864	38,807	27,676	13,124
(Gain) loss on disposal of property and equipment	—	—	(47)	25	—
Total operating expenses	209,281	154,270	130,787	103,397	51,769
Income (loss) from operations	11,401	(7,150)	37,053	117,590	41,937
Total other income (expense), net	10,240	6,746	3,250	(2,969)	(2,132)
Income (loss) before (benefit) provision for income taxes	21,641	(404)	40,303	114,621	39,805
(Benefit) provision for income taxes	(11,198)	(5,320)	1,795	(16,956)	(715)
Net income	$32,839	$4,916	$38,508	$131,577	$40,520
Net income per share attributable to common stockholders:
Basic	$0.80	$0.12	$0.99	$3.77	$1.18
Diluted	$0.77	$0.12	$0.92	$3.22	$0.91

(1)	Stock-based compensation included in the consolidated income statement data above was as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$2,047	$2,075	$1,993	$1,629	$75
Research and development	21,383	17,564	14,150	12,347	561
Sales, general and administrative	11,723	9,975	7,230	6,769	189
Total stock-based compensation	$35,153	$29,614	$23,373	$20,745	$825

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,617	$60,444	$67,495	$206,402	$27,610
Marketable securities	434,761	339,424	297,115	104,004	—
Working capital	368,912	370,445	361,621	381,707	55,147
Total assets	721,415	601,859	611,250	516,936	130,744
Total liabilities	142,992	99,132	109,200	82,141	51,948
Redeemable convertible preferred stock	—	—	—	—	70,780
Total stockholders' equity	578,423	502,727	502,050	434,795	8,016

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
Customer Concentration.    Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018 and 70% of our revenue in 2017. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, annual and semi-annual pricing reductions and pricing discounts to large volume customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales and the mix of products sold to large volume customers.
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
Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, sales of more highly integrated products, target end markets for our products, pricing due to competitive pressure and favorable and unfavorable changes in production costs, including global demand for electronic components used in our products. As some products mature and unit volumes increase, the average selling prices of those products may decline. These declines often coincide with improvements in manufacturing yields and lower wafer, component, assembly and test costs, which lower production costs and may offset some of the margin reduction that results from lower selling prices. We anticipate that our newer modules, which integrate our silicon PIC, will contribute higher gross profit over time than some of our older products, because the integration of our silicon PIC into these products eliminates the need for us to purchase several high-cost discrete components for the same level of functionality, thus improving margins on these products. In addition, we have shifted the manufacturing of our products to contract manufacturers located in lower-cost regions, which generally decreases the cost of the manufacturing of these products and correspondingly improves margins. However, the current U.S. Administration has made significant changes to U.S. trade policy, and the U.S. President, members of his administration, and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the United States or other adverse consequences on companies importing certain goods into the United States. Since we rely primarily upon non-U.S. manufacturers to make our products, such steps could make our products more expensive and less competitive in the U.S. market. These enacted changes or pending legislation or executive actions could significantly increase our cost of manufacturing our products and decrease our margins. There can be no assurance that pending or future legislation or executive action in the United States will not be enacted. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—Changes in U.S. trade policies could disrupt global supply, manufacturing and customer relationships, which may materially increase costs of components contained in our products, increase our manufacturing costs and make our products more expensive or unavailable in foreign markets” for further information.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing, customer service, technical support, and general and administrative activities, as well as the costs of legal and other professional services expenses, trade shows, marketing programs, promotional materials, bad debt expense, facilities, general liability insurance and travel. In 2019, this also included acquisition-related costs related to the proposed Merger. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars primarily due to our continued efforts to expand our business.

Other Income, Net
Other income, net primarily consists of interest income earned on our cash and investment balances and foreign currency transaction gains and losses. To date, we have not utilized derivatives to hedge our foreign exchange risk as we believe the risk to be immaterial to our results of operations. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.

(Benefit) Provision for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws and interpretations of those laws. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the IRS and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our (benefit) provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—The final determination of our income tax liability may be materially different from our income tax provision” for further information.
Results of Operations
The following tables set forth the components of our consolidated income statements for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Income Statement Data:
Revenue	$464,663	$339,891	$385,166
Cost of revenue(1)	243,981	192,771	217,326
Gross profit	220,682	147,120	167,840
Operating expenses:
Research and development(1)	128,700	102,406	92,027
Sales, general and administrative(1)	80,581	51,864	38,807
Gain on disposal of property and equipment	—	—	(47)
Total operating expenses	209,281	154,270	130,787
Income (loss) from operations	11,401	(7,150)	37,053
Total other income, net	10,240	6,746	3,250
Income (loss) before (benefit) provision for income taxes	21,641	(404)	40,303
(Benefit) provision for income taxes	(11,198)	(5,320)	1,795
Net income	$32,839	$4,916	$38,508

(1)	Stock-based compensation included in the consolidated income statement data was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$2,047	$2,075	$1,993
Research and development	21,383	17,564	14,150
Sales, general and administrative	11,723	9,975	7,230
Total stock-based compensation	$35,153	$29,614	$23,373

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	53%	57%	56%
Gross profit	47%	43%	44%
Operating expenses:
Research and development	28%	30%	24%
Sales, general and administrative	17%	15%	10%
Gain on disposal of property and equipment	—	—	—
Total operating expenses	45%	45%	34%
Income (loss) from operations	2%	(2)%	10%
Total other income, net	2%	2%	1%
Income (loss) before (benefit) provision for income taxes	5%	—%	10%
(Benefit) provision for income taxes	(2)%	(2)%	—%
Net income	7%	1%	10%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue
Revenue by product type and the related changes during the years ended December 31, 2019 and 2018 were as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2019	Total Revenue	December 31, 2018	Total Revenue	$	%
	(dollars in thousands)
Embedded Modules	$86,932	19%	$77,286	23%	$9,646	12%
Pluggable Modules	217,620	47%	189,533	56%	28,087	15%
Semiconductors	160,111	34%	73,072	21%	87,039	119%
Total revenue	$464,663	100%	$339,891	100%	$124,772	37%

Revenue increased by $124.8 million, or 37%, to $464.7 million in the year ended December 31, 2019 from $339.9 million in the year ended December 31, 2018. The increase was primarily due to an $87.0 million increase in sales of our semiconductors, a $28.1 million increase in sales of our pluggable modules and a $9.6 million increase in sales of our embedded modules. In the years ended December 31, 2019 and 2018, we derived 34% and 29%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue	$243,981	$192,771	$51,210	27%
Gross profit percentage	47.5%	43.3%

Cost of revenue increased $51.2 million, or 27%, to $244.0 million in the year ended December 31, 2019 from $192.8 million in the year ended December 31, 2018. The increase was mainly due to increased sales volumes, partially offset by a favorable impact of fixed costs relative to the current period revenue volume.
Our gross profit percentage increased to 47.5% in the year ended December 31, 2019 compared to 43.3% in the year ended December 31, 2018. The increase in gross profit percentage was primarily the result of by a favorable impact of fixed costs relative to the current period revenue volume.

Research and Development

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$128,700	$102,406	$26,294	26%

Research and development expense increased $26.3 million, or 26%, to $128.7 million in the year ended December 31, 2019 from $102.4 million in the year ended December 31, 2018. The increase was primarily due to a $20.0 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $7.4 million increase related to the timing of milestone payments associated with our development programs, which were partially offset by a $1.1 million decrease in prototype development costs.
Sales, General and Administrative

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$80,581	$51,864	$28,717	55%

Sales, general and administrative expenses increased $28.7 million, or 55%, to $80.6 million in the year ended December 31, 2019 from $51.9 million in the year ended December 31, 2018. This increase was primarily due to a $14.9 million increase in estimated legal and settlement costs related to ongoing litigation matters, a $7.6 million increase in acquisition-related costs related to the proposed Merger, and a $6.2 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$10,240	$6,746	$3,494	52%

Total other income, net increased $3.5 million, or 52%, to $10.2 million during the year ended December 31, 2019 from $6.7 million in the year ended December 31, 2018 due to a $3.2 million increase in interest income earned from marketable securities.
Benefit from Income Taxes

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(11,198)	$(5,320)	$(5,878)	110%
Effective tax rate	(52)%	1,317%		(1,369)%
The benefit from income taxes for the year ended December 31, 2019 was $11.2 million compared to $5.3 million for the year ended December 31, 2018. The benefit from income taxes recorded in the year ended December 31, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2019 and federal and state research and development credits. These tax benefits were partially offset by an increase in U.S. taxes on our pre-tax income position in the year ended December 31, 2019. The benefit from income taxes recorded in the year ended December 31, 2018 was primarily a result of our pre-tax loss position in the year ended December 31, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2018 and federal and state research and development credits. These tax benefits were partially offset by an increase in U.S. tax as a result of the Tax Act which subjects foreign earnings to U.S. taxes. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
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

Revenue decreased by $45.3 million, or 12%, to $339.9 million in the year ended December 31, 2018 from $385.2 million in the year ended December 31, 2017. The decrease was primarily due to a $36.1 million decrease in sales of our embedded modules and a $21.1 million decrease in sales of our pluggable modules, and was partially offset by an $11.9 million increase in sales of our semiconductors. In the years ended December 31, 2018 and 2017, we derived 29% and 39%, respectively, of our revenue from sales to customers with ship-to locations in China.
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

Research and development expense increased $10.4 million, or 11%, to $102.4 million in the year ended December 31, 2018 from $92.0 million in the year ended December 31, 2017. This increase was primarily due to a $10.5 million increase in personnel-related and other costs and a $3.3 million increase in prototype development costs as we continued investing in our product and technology roadmap, which were partially offset by a $3.4 million decrease related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales, general and administrative	$51,864	$38,807	$13,057	34%

Sales, general and administrative expenses increased $13.1 million, or 34%, to $51.9 million in the year ended December 31, 2018 from $38.8 million in the year ended December 31, 2017, due to a $7.7 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources, as well as a $5.4 million increase in professional services expenses. The increase in professional service expenses was primarily attributable to increased legal expenses, including costs incurred in connection with the matters described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K, costs incurred in connection with the securities class action complaint, which was dismissed on June 25, 2018, and costs incurred in connection with the shareholder derivative and Section 220 litigation, which was settled on January 24, 2019.
Other Income, Net

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Total other income, net	$6,746	$3,250	$3,496	108%

Total other income, net increased $3.5 million, or 108%, to $6.7 million during the year ended December 31, 2018 from $3.3 million in the year ended December 31, 2017, due to a $3.8 million increase in interest income earned on marketable securities.
(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(5,320)	$1,795	$(7,115)	(396)%
Effective tax rate	1,317%	4%		1,313%

The benefit from income taxes for the year ended December 31, 2018 was $5.3 million compared to a provision for income taxes of $1.8 million for the year ended December 31, 2017. The benefit from income taxes recorded in the year ended December 31, 2018 was primarily a result of our pre-tax loss position in the year ended December 31, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2018 and federal and state research and development credits. These tax benefits are partially offset by an increase in U.S. tax as a result of the Tax Act which subjects foreign earnings to U.S. taxes. The provision for income taxes recorded in the year ended December 31, 2017 was primarily a result of the impact of U.S. tax reform including the one-time transition tax on such earnings of certain foreign subsidiaries that were previously tax-deferred and the re-measurement of deferred tax assets and liabilities to the new U.S. federal corporate tax rate of 21%. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
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

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$36,617	$60,444	$67,495
Marketable securities	434,761	339,424	297,115
Working capital	368,912	370,445	361,621
Net cash provided by operating activities	72,819	83,085	61,893
Net cash used in investing activities	(103,579)	(56,237)	(207,907)
Net cash provided by (used in) financing activities	6,933	(33,899)	5,477
We fund our operations primarily through cash generated from operations. As of December 31, 2019, we had cash and cash equivalents totaling $36.6 million, marketable securities of $434.8 million and accounts receivable of $97.9 million.
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
Net cash provided by operating activities was $72.8 million in the year ended December 31, 2019, as compared to $83.1 million in the year ended December 31, 2018. The decrease of $10.3 million was primarily due to a $29.9 million decrease in cash related to changes in operating assets and liabilities and an $8.3 million decrease in non-cash expense items primarily consisting of deferred income taxes, stock-based compensation and non-cash lease expense, which was partially offset by a $27.9 million increase in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of a $52.0 million decrease in cash due to an increased inventory balance as compared to December 31, 2018, a $9.2 million decrease in cash due to the timing of deferred revenue and a $4.5 million decrease in cash due to changes in our lease liabilities. These decreases were partially offset by a $30.0 million net increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities and a $10.6 million increase in cash due to the timing of payments of income taxes.
Net cash provided by operating activities was $83.1 million in the year ended December 31, 2018, as compared to $61.9 million in the year ended December 31, 2017. The increase of $21.2 million was primarily due to a $26.9 million increase in cash related to changes in operating assets and liabilities and a $27.9 million increase in non-cash expense items primarily consisting of stock-based compensation, depreciation expense and deferred income taxes, which was partially offset by a $33.6 million decrease in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of a $67.3 million increase in cash due to a decreased inventory balance as compared to December 31, 2017, an $18.5 million increase in cash due to the timing of prepaids and other assets and an $8.9 million increase in cash due to the timing of deferred revenue. These increases were partially offset by a $33.3 million decrease in cash due to the timing of payments of income taxes, a $25.8 million decrease in cash due to the timing of accounts receivable collections in the fourth quarter of 2018 and an $8.7 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities.

Investing Activities
Our investing activities have consisted primarily of purchases, sales and maturities of marketable securities and purchases of lab, engineering and computer equipment to support the development of new products and increase our manufacturing capacity to meet customer demand for existing products. In addition, our investing activities include expansion of, and certain improvements to, our leased facilities. We expect that we will continue to invest in these areas in line with growth in product demand.
Net cash used in investing activities in the year ended December 31, 2019 was $103.6 million, as compared to $56.2 million in the year ended December 31, 2018. The increase was primarily due to an increased investment of $50.2 million, net, into marketable securities during the year ended December 31, 2019, partially offset by a $2.8 million decrease in property and equipment purchases.
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
Net cash provided by financing activities during the year ended December 31, 2019 was $6.9 million, as compared to net cash used in financing activities of $33.9 million during the year ended December 31, 2018, primarily attributable to the repurchase of $39.7 million of treasury stock in the year ended December 31, 2018 pursuant to our stock repurchase program that expired on December 31, 2018.
Net cash used in financing activities during the year ended December 31, 2018 was $33.9 million, as compared to net cash provided by financing activities of $5.5 million during the year ended December 31, 2017. The decrease was primarily attributable to the repurchase of $39.7 million of treasury in the year ended December 31, 2018.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments, purchase obligations, taxes payable as a result of the Tax Act and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2019. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease liabilities, including imputed interest (1)	$22,703	$4,336	$8,650	$7,684	$2,033
Purchase obligations (2)	54,276	54,276	$—	—	$—
Income taxes payable (3)	7,744	627	2,407	4,710	—
Unrecognized tax benefits (4)	3,585	—	—	—	—
Total	$88,308	$59,239	$11,057	$12,394	$2,033

(1)
We lease facilities and equipment under non-cancelable operating lease agreements. Refer to Note 9, Leases, of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information about our leases.

(2)
Our purchase obligations primarily consist of outstanding purchase orders with our contract manufacturers for inventory and other third parties for the manufacturing of our wafers and ASIC DSPs. Our relationships with these vendors typically allow for the cancellation of outstanding purchase orders, but require payments of all expenses incurred through the date of cancellation. Other obligations include future non-inventory purchases and commitments related to future fixed asset purchases.

(3)
Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred until the enactment of the Tax Act in December 2017. The Tax Act allows the tax liability to be paid on an installment basis over eight years. The amount due in less than one year in the table above represents the transition tax amount owed in the short-term which is included in accrued liabilities on our consolidated balance sheet.

(4)
We had $6.8 million of uncertain tax positions as of December 31, 2019. Included in the balance of unrecognized tax benefits as of December 31, 2019 are $3.6 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Letters of Credit
As of December 31, 2019, we had outstanding letters of credit of $0.9 million issued to cover the security deposits on the leases of the Maynard, Massachusetts, and the Holmdel, New Jersey facilities.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Commitments and Contingencies

In the normal course of business, we may become subject to loss contingencies, such as legal proceedings and claims arising out of our business. An accrual for a loss contingency is recognized when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We expense legal costs associated with loss contingencies as they are incurred.
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
We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Earnings from non-U.S. activities are subject to local country income tax. As a result of the concept of “deemed distributions” under the Tax Act, the impact of global intangible low-tax income on our future foreign earnings, and lack of certain foreign governments’ withholding tax imposed on dividends, we no longer take the position that most of our foreign earnings are permanently reinvested. For certain foreign operating subsidiaries, we continue to take the position that earnings are permanently reinvested.
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
The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended December 31, 2018. No stock options were granted in the years ended December 31, 2019 and 2017.

Year Ended December 31,
2018
Risk-free interest rate	2.9%
Expected dividend yield	None
Expected volatility	53.5%
Expected term (in years)	6.3

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
Stock-based compensation is measured using the fair value of our common stock on the grant date for time-vested restricted stock units, or RSUs. During the years ended December 31, 2019, 2018 and 2017 we granted RSU awards to executives which had a market condition or a market and a performance condition, in addition to a service condition. Determining the amount of stock-based compensation to be recorded for these awards requires us to develop estimates to be used in calculating the grant-date fair value of the awards. We calculate the grant-date fair value of these awards using the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market or performance conditions stipulated in the award grant and calculates the fair market value for the awards granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market or performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We use a blended rate of our actual historical volatility and our peers volatility to determine the volatility input in the Monte Carlo simulation model. For the performance-based RSUs, we also estimate the fair value using management’s best estimate of whether it is probable or not probable that the performance objective will be satisfied, which is reassessed at each reporting period.
The expense related to these awards is recognized on an accelerated basis over the vesting period of the awards which can vary. See Note 11, Stock Compensation Plans of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information related to these market-based and performance-based awards.
Recent Accounting Pronouncements
Refer to Note 3, Summary of Significant Accounting Policies of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the consolidated income statements unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. An immediate 100 basis point change in interest rates would have a $2.4 million effect on the fair market value of our portfolio as of December 31, 2019. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro, but these expenses are immaterial compared to our overall expenses. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. In addition, the functional currency of all of our entities is the U.S. dollar.  Accordingly, we have limited exposure to foreign currency exchange rates. During the years ended December 31, 2019, 2018 and 2017, we recorded foreign currency transaction losses of $0.2 million, $0.4 million and $0.2 million, respectively. These foreign currency transaction losses have been recorded as a component of “other expense, net” in our consolidated income statements. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. To date, we have not entered into any foreign currency exchange contracts. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acacia Communications, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of income, statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Legal Contingencies - Refer to Notes 8 and 13 to the financial statements

Critical Audit Matter Description

The Company is involved in litigation with ViaSat, Inc. that alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. Legal loss contingencies are evaluated based on the likelihood of the Company incurring a liability and whether a loss or range of losses is reasonably estimable. The likelihood and amount of a loss or range of losses are estimated based on the progression of settlement discussions, legal and expert fees, and the Company’s historical litigation experience.

In July 2019, a jury returned a verdict, which awarded damages of $49.3 million to ViaSat, Inc. In December 2019, the Company filed a notice of appeal of the judgment. In assessing whether the Company should accrue a liability in its financial statements as a result of the lawsuit, the Company considered various factors, including the numerous legal, technical, and factual issues involved in the lawsuit. The Company has recorded a provision of $20 million in litigation and settlement-related accruals based on management’s assessment of currently available information.

We identified this contingent liability and disclosure related to the ViaSat, Inc. litigation as a critical audit matter because management’s evaluation of the potential outcomes of the ViaSat, Inc. litigation, including settlement and appeal, involves significant judgment. Our consideration of management’s evaluation requires a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertions regarding probable and estimable losses as of December 31, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the ViaSat, Inc. legal contingency included the following, among others:

•	We tested the effectiveness of controls related to evaluating legal loss contingencies, including those over the review of the ViaSat, Inc. legal matter.

•	We held discussions with internal and external legal counsel to understand developments in the related legal matters and progression in potential settlement discussions.

•	We requested and received a written response from internal and external legal counsel as it relates to the lawsuit.

•	We read Board of Directors’ meeting minutes for evidence of further considerations indicative of unrecorded contingencies.

•	We evaluated the assumptions used by the Company to estimate the litigation and settlement accrual, including corroborating the assumptions with internal and external legal counsel.

•	We evaluated the Company’s legal contingency disclosure for consistency with our knowledge of the lawsuit.

Income Taxes: Uncertain Tax Positions - Refer to Note 14 to the financial statements

Critical Audit Matter Description

In June 2019, the Ninth Circuit Court of Appeals ruled in Altera Corp. vs. Commissioner (the “Altera Case”) in favor of the Internal Revenue Service (IRS). This ruling upheld certain cost-sharing regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At present, the Company’s uncertain tax position liability does not include amounts related to this matter as the Company has concluded its position is more likely than not to be sustained upon audit. The Company has estimated the potential liability would be approximately $6.3 million as of December 31, 2019.

Conclusions on recognizing and measuring an uncertain tax position related to the Altera Case involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax and appellate case law, and prior-year audit settlements. Given the complexity and the subjective nature of the transfer pricing issues that remain unresolved with the IRS through the Altera Case, evaluating management’s estimates relating to its determination of uncertain tax positions required extensive audit effort and a high degree of auditor judgment, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the Company’s estimates of uncertain tax positions related to unresolved transfer pricing issues arising from the Altera Case included the following, among others:

•	We tested the effectiveness of controls relating to the identification, recognition, measurement, and disclosure of uncertain tax positions.

•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions related to certain transfer pricing positions.

•
With the assistance of tax specialists, we evaluated the reasonableness of management’s estimates by considering how tax law, including statutes, regulations, and case law, affected management’s judgments.

•	We evaluated the Company’s income tax disclosures for consistency with our knowledge of the Company’s position and exposure to an unfavorable decision in the Altera Case.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 18, 2020

We have served as the Company’s auditor since 2014.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,617	$60,444
Marketable securities - short-term	300,129	264,660
Accounts receivable	97,948	90,831
Inventory	40,820	25,511
Prepaid expenses and other current assets	6,518	12,598
Total current assets	482,032	454,044
Marketable securities - long term	134,632	74,764
Property and equipment, net	26,801	26,643
Operating lease right-of-use assets	25,046	—
Deferred tax asset	51,798	38,717
Other assets	1,106	7,691
Total assets	$721,415	$601,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,957	$46,650
Accrued liabilities	61,680	31,848
Deferred revenue	4,483	5,101
Total current liabilities	113,120	83,599
Income taxes payable	7,117	8,791
Non-current operating lease liabilities	15,726	—
Other long-term liabilities	7,029	6,742
Total liabilities	142,992	99,132

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 42,399 and 41,024 shares issued at December 31, 2019 and 2018, respectively	4	4
Treasury stock, at cost; 974 shares at December 31, 2019 and 2018, respectively	(39,712)	(39,712)
Additional paid-in capital	402,032	360,267
Accumulated other comprehensive income (loss)	720	(372)
Retained earnings	215,379	182,540
Total stockholders’ equity	578,423	502,727
Total liabilities and stockholders’ equity	$721,415	$601,859

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$464,663	$339,891	$385,166
Cost of revenue	243,981	192,771	217,326
Gross profit	220,682	147,120	167,840
Operating expenses:
Research and development	128,700	102,406	92,027
Sales, general and administrative	80,581	51,864	38,807
Gain on disposal of property and equipment	—	—	(47)
Total operating expenses	209,281	154,270	130,787
Income (loss) from operations	11,401	(7,150)	37,053
Other income, net:
Interest income, net	10,413	7,209	3,389
Other expense, net	(173)	(463)	(139)
Total other income, net	10,240	6,746	3,250
Income (loss) before (benefit) provision for income taxes	21,641	(404)	40,303
(Benefit) provision for income taxes	(11,198)	(5,320)	1,795
Net income	$32,839	$4,916	$38,508
Earnings per share:
Basic	$0.80	$0.12	$0.99
Diluted	$0.77	$0.12	$0.92
Weighted-average shares used to compute earnings per share:
Basic	40,883	40,259	38,920
Diluted	42,554	41,997	41,690

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$32,839	$4,916	$38,508
Other comprehensive income (loss):
Changes in unrealized loss on marketable securities, net of income taxes of $(89), $(18) and $118 for the years ended December 31, 2019, 2018 and 2017, respectively	1,092	(7)	(304)
Comprehensive income	$33,931	$4,909	$38,204

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	37,998	$4	—	$—	$295,893	$(16)	$138,914	$434,795
Vesting of restricted common stock	85							—
Exercise of common stock options	699	—			2,755			2,755
Vesting of restricted stock units	745	—			—			—
Common stock issued under employee stock purchase plan	79	—			2,923			2,923
Stock-based compensation expense					23,373			23,373
Changes in unrealized loss on marketable securities, net of tax of $118						(304)		(304)
Net income							38,508	38,508
Balance at December 31, 2017	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Effect of adopted accounting standards						(45)	202	157
Treasury stock acquired			974	(39,712)				(39,712)
Vesting of restricted common stock	21							—
Exercise of common stock options	489	—			2,512			2,512
Vesting of restricted stock units	782	—			—			—
Common stock issued under employee stock purchase plan	126	—			3,301			3,301
Stock-based compensation expense					29,510			29,510
Changes in unrealized loss on marketable securities, net of tax of ($18)						(7)		(7)
Net income							4,916	4,916
Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	382	—			2,658			2,658
Vesting of restricted stock units	890	—			—			—
Common stock issued under employee stock purchase plan	103	—			4,275			4,275
Stock-based compensation expense					34,832			34,832
Changes in unrealized loss on marketable securities, net of tax of ($89)						1,092		1,092
Net income							32,839	32,839
Balance at December 31, 2019	42,399	$4	974	$(39,712)	$402,032	$720	$215,379	$578,423

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,839	$4,916	$38,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,559	13,646	12,280
Gain on disposal of property and equipment	—	—	(47)
Stock-based compensation	35,153	29,593	23,373
Deferred income taxes	(13,081)	3,133	(18,368)
Non-cash lease expense	4,872	—	—
Other non-cash (benefits) charges	(2,244)	(799)	446
Changes in operating assets and liabilities:
Accounts receivable	(7,117)	(4,229)	21,525
Inventory	(15,309)	36,721	(30,551)
Prepaid expenses and other current assets	6,080	6,219	(6,540)
Other assets	(302)	1,113	(4,618)
Accounts payable	(835)	1,377	(2,371)
Accrued liabilities	26,750	(5,467)	6,957
Deferred revenue	(881)	8,357	(548)
Income taxes payable	(1,674)	(12,243)	21,034
Lease liabilities	(4,541)	—	—
Other long-term liabilities	550	748	813
Net cash provided by operating activities	72,819	83,085	61,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,837)	(14,660)	(14,112)
Purchases of marketable securities	(476,207)	(382,438)	(436,594)
Sales and maturities of marketable securities	384,467	340,920	242,735
Deposits	(2)	(59)	64
Net cash used in investing activities	(103,579)	(56,237)	(207,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of public offering costs	—	—	(201)
Treasury stock acquired	—	(39,712)	—
Proceeds from the issuance of common stock under stock-based compensation plans	6,933	5,813	5,678
Net cash provided by (used in) financing activities	6,933	(33,899)	5,477

Net decrease in cash, cash equivalents and restricted cash	(23,827)	(7,051)	(140,537)
Cash, cash equivalents and restricted cash—Beginning of period	60,444	67,495	208,032
Cash, cash equivalents and restricted cash—End of period	$36,617	$60,444	$67,495

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(129)	$(5,053)	$1,465

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets acquired under operating leases	$7,084	$—	$—
Capital expenditures incurred but not yet paid	$1,338	$196	$2,742

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF THE BUSINESS AND OPERATIONS
Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company’s mission is to deliver high-speed coherent optical interconnect products that transform communications networks relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process the Company refers to as the siliconization of optical interconnect, the Company believes it is leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. The Company's products fall into three product groups: embedded modules, pluggable modules and semiconductors. The Company's embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second (“Gbps”) for use in long-haul, metro and inter-data center markets. The Company's semiconductor product group consists of its low-power coherent digital signal processor application-specific integrated circuits (“DSP ASICs”) and its silicon photonic integrated circuits (“silicon PICs”) which are either integrated into the Company's embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. The Company is also developing a 400ZR module that will expand its pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. The Company’s modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, the Company’s modules can be easily integrated with customers’ network equipment. The advanced software in the Company’s modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
The Company is headquartered in Maynard, Massachusetts, and has wholly-owned subsidiaries in North America, Europe and Asia.
Proposed Merger with Cisco Systems
On July 8, 2019, the Company, Cisco Systems, Inc., a California corporation (the “Parent”), and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by the Company’s stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. The Company and the Parent have already received antitrust clearance for the Merger in the United States, Austria and Germany. If the Merger is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year which ends on July 25, 2020.
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
During the year ended December 31, 2019, the Company recorded acquisition-related costs of $7.6 million in sales, general and administrative expenses within our consolidated income statements.
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
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to income or losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on available-for-sale securities, net of the related tax effect.
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

The Company determined the relative selling price of elements based on prices charged for standalone products, when sufficiently concentrated, and third-party evidence of similar elements, or, in the absence of these sources of evidence, based on management’s best estimate of selling price. Revenue recognized from multiple-element arrangements accounted for less than 1% of the Company’s total revenue during the year ended December 31, 2017.

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
Periods commencing January 1, 2018 and after
The Company generates all of its revenue from contracts with customers. The Company considers customer purchase orders, which in many cases are governed by master purchasing agreements, to be contracts with customers. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as services, extended warranties or other material rights. As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs upon shipment from the Company’s manufacturing site or delivery to the customer’s named location. In determining whether control has transferred, the Company considers if there is a present right to payment from the customer and when physical possession, legal title and risks and rewards of ownership have transferred to the customer. The Company also considered certain customer contracts that include acceptance clauses, but has concluded that delivery to the customer’s named location is the point at which the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset, and therefore the acceptance is considered a formality that does not impact the timing of revenue recognition.
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
The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet as of December 31, 2019 and 2018.
Cost of Revenue
The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, impacts of manufacturing yield, shipping costs and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs and depreciation.
Financial Instruments
Cash equivalents include all highly liquid investments with an original maturity of three months or less upon acquisition. Cash equivalents may consist of bank deposit accounts, money market funds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities.
The Company’s marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments in marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period.
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
Marketable securities consist of investments in U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. The main objective of the Company’s current investment policy is to preserve capital and maintain liquidity. The Company seeks to limit the amount of investments in any single issuer. As a result, the Company believes that, as of December 31, 2019 and 2018, its concentration of credit risk related to marketable securities was not significant.
To minimize credit risk related to accounts receivable, ongoing credit evaluations of customers’ financial condition are performed and the Company maintains allowances for potential credit losses as needed. The Company has determined that no allowance is needed as of December 31, 2019 and 2018, as all accounts receivable balances are expected to be collected.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms do not include options to extend or terminate leases unless the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to separate nonlease components from associated lease components for its real estate lease assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their estimated undiscounted future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. The Company recorded $0.3 million of impairments in the year ended December 31, 2019. No impairments were recognized for the years ended December 31, 2018 and 2017.
Warranties
The Company’s standard warranty obligation to its customers provides for repair or replacement of a defective product at the Company’s discretion for a period of time following purchase, generally between 12 and 24 months. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The estimated cost associated with fulfilling the Company’s warranty obligation to customers is recorded in cost of revenue. Refer to Note 13 for additional information regarding warranty activity.
Commitments and Contingencies
In the normal course of business, the Company may become subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company expenses legal costs associated with loss contingencies as they are incurred.
Advertising Costs
The Company expenses advertising costs as incurred. During the year ended December 31, 2019, the Company incurred $0.2 million of advertising expenses. In the years ended December 31, 2018 and 2017, the Company did not incur any advertising expenses.
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
Foreign Currency Transactions
The functional currency of the Company’s Subsidiaries is the U.S. dollar. All monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rate on the consolidated balance sheet date. When transactions are required to be paid in the local currency of any Subsidiary, any resulting foreign currency transaction gain or loss is recorded as a component of other expense, net, in the consolidated income statements. To date, foreign currency transaction gain or loss associated with the Company’s Subsidiaries has not been significant. During the years ended December 31, 2019, 2018 and 2017, the Company recorded foreign currency transaction losses of $0.2 million, $0.4 million and $0.2 million, respectively.
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
The Company accrues liabilities for potential payments of tax to various tax authorities related to uncertain tax positions. Liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential uncertainties related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the provision for income taxes, if applicable. As of December 31, 2019 and 2018, the Company identified $6.8 million and $5.0 million of gross uncertain tax positions, respectively. Included in those balances as of December 31, 2019 and 2018 are $3.6 million and $3.0 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets.
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
Revenue by geographic country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$70,702	$56,839	$60,723
China	159,637	98,906	148,431
Germany	57,657	58,711	57,051
Thailand	82,413	68,217	48,016
Other	94,254	57,218	70,945
Total revenue	$464,663	$339,891	$385,166

Total long-lived assets by geographic country consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
United States	$18,325	$18,123
Thailand	3,870	4,147
China	1,949	1,703
Other	2,657	2,670
Total long-lived assets	$26,801	$26,643

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”) which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual-model requiring leases to be classified as either operating or financing leases for the income statement. Operating leases will result in straight-line expense and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the modified retrospective approach and the ASC 842 effective date as the date of initial application. The comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of ASC 842 resulted in the recording of lease ROU assets and lease liabilities of approximately $21.5 million and $16.0 million, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities relates to deferred and prepaid rent balances which are now included as part of the ROU assets. The adoption of ASC 842 did not materially impact the

Company’s consolidated income statements. In accordance with ASC 842, the Company determined if an arrangement was a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from use of the asset and whether the Company has the right to direct the use of the asset. As of December 31, 2019, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments was recognized on a straight-line basis over the lease term. See Note 9 for further disclosures regarding the Company’s operating leases.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
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
4. REVENUE
The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606, which was immaterial, as an adjustment to the opening balance of retained earnings. The comparative prior period information is accounted for in accordance with the previous revenue guidance, ASC 605, and has not been restated. In accordance with ASC 606, the Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.
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
The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows (in thousands):

	Balance at Beginning of Period (1/1/19)	Increase / (Decrease)	Balance at End of Period
Year Ended December 31, 2019
Accounts receivable	$90,831	$7,117	$97,948
Deferred revenue (current)	$5,101	$(618)	$4,483
Deferred revenue (non-current)	$3,707	$(263)	$3,444

The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $5.1 million for the year ended December 31, 2019. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the consolidated balance sheet.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of December 31, 2019, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 3.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded Modules	$86,932	19%	$77,286	23%
Pluggable Modules	217,620	47%	189,533	56%
Semiconductors	160,111	34%	73,072	21%
Total revenue	$464,663	100%	$339,891	100%

5. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)
Cash	$29,116	$—	$—	$29,116	$29,116	$—
Money market funds	2,010	—	—	2,010	2,010	—
U.S. treasury bonds	116,710	126	(1)	116,835	—	116,835
Commercial paper	44,300	—	—	44,300	5,491	38,809
Certificates of deposit	24,522	19	(2)	24,539	—	24,539
Asset-backed securities	73,370	134	(5)	73,499	—	73,499
Corporate debt securities	180,607	475	(3)	181,079	—	181,079
Total	$470,635	$754	$(11)	$471,378	$36,617	$434,761
(1) Losses represent marketable securities that were in loss positions for less than one year.

	December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses
			Less than One Year	Greater than One Year
Cash	$49,650	$—	$—	$—	$49,650	$49,650	$—
Money market funds	1,563	—	—	—	1,563	1,563	—
U.S. treasury bonds	40,367	—	(9)	(3)	40,355	—	40,355
Commercial paper	60,435	—	(13)	—	60,422	6,668	53,754
Certificates of deposit	36,839	13	(12)	—	36,840	—	36,840
Asset-backed securities	47,798	1	(63)	(22)	47,714	—	47,714
Corporate debt securities	163,654	9	(239)	(100)	163,324	2,563	160,761
Total	$400,306	$23	$(336)	$(125)	$399,868	$60,444	$339,424

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Proceeds from the sales and maturities of marketable securities	$384,467	$340,920	$242,735
Realized gains	$67	$18	$16
Realized losses	$(2)	$(109)	$(2)

The contractual maturities of short-term and long-term marketable securities held at December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$299,725	$300,129	$264,959	$264,660
Due after one year through four years	134,292	134,632	74,902	74,764
Total	$434,017	$434,761	$339,861	$339,424

At December 31, 2019, the Company believed that any unrealized losses on its available-for-sale investments were temporary. The investments with unrealized losses consisted primarily of asset-backed securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017 for realized gains or losses on available-for-sale investments.
6. INVENTORY
Inventory consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Raw materials	$24,777	$18,420
Work-in-process	673	218
Finished goods	15,370	6,873
Inventory	$40,820	$25,511

7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Engineering laboratory equipment	$58,320	$50,590
Computer software	3,730	3,132
Computer equipment	7,837	6,018
Furniture and fixtures	3,641	3,227
Leasehold improvements	3,999	3,581
Construction in progress	2,449	1,279
Total property and equipment	79,976	67,827
Less: Accumulated depreciation	(53,175)	(41,184)
Property and equipment, net	$26,801	$26,643

Depreciation expense was $12.6 million, $13.6 million and $12.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Employee-related liabilities	$10,816	$8,509
Current maturities of operating leases	4,228	—
Goods and services received not invoiced	2,297	3,592
Accrued manufacturing related expenses	3,781	2,342
Warranty reserve	10,354	8,220
Litigation and settlement accrual	20,000	2,500
Other accrued liabilities	10,204	6,685
Accrued liabilities	$61,680	$31,848

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2018, $2.5 million of litigation and settlement accruals were included within “Other accrued liabilities” and have now been reclassified to be presented on a separate line in conformity with the current period presentation.
9. LEASES
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach and the effective date as the date of initial application. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows the carry forward of the Company’s historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. As permitted by ASC 842, the Company has also elected not to apply the recognition requirements to short-term leases (with terms less than 12 months) and not to separate non-lease components from associated lease components for its real estate lease assets. The comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$25,046
Liabilities
Current - operating	Accrued liabilities	4,228
Noncurrent - operating	Noncurrent operating lease liabilities	15,726
Total lease liabilities		$19,954

Weighted-average remaining lease term - operating leases	5.2 years
Weighted-average discount rate - operating leases(1)	4.79%

(1)	Upon adoption of ASC 842, discount rates used for existing leases were established at January 1, 2019, which was the date of the Company’s initial adoption of ASC 842.
Operating lease costs were $5.6 million during the year ended December 31, 2019. Short-term lease costs during the year ended December 31, 2019 were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $5.3 million during the year ended December 31, 2019, which were operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

Operating Leases
2020	$4,336
2021	4,389
2022	4,261
2023	4,414
2024	3,270
Thereafter	2,033
Total minimum lease payments	22,703
Less: amount of lease payments representing interest	(2,749)
Present value of future minimum lease payments	19,954
Less: current obligation under leases	4,228
Long-term lease obligations	$15,726

Disclosures related to periods prior to adoption of ASC 842
Rent expense for the years ended December 31, 2018 and 2017 were $4.7 million and $5.2 million, respectively, recognized on a straight-line basis for the Company’s facility leases which were accounted for as operating leases. Future minimum lease payments due under those non-cancelable lease agreements as of December 31, 2018 were as follows (in thousands):

Amounts
2019	$3,888
2020	4,280
2021	4,394
2022	4,248
2023	4,401
Thereafter	5,252
Total	$26,463

10. FAIR VALUE MEASUREMENT
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$2,010	$—	$2,010
U.S. treasury bonds	—	116,835	—	116,835
Commercial paper	—	44,300	—	44,300
Certificates of deposit	—	24,539	—	24,539
Asset-backed securities	—	73,499	—	73,499
Corporate debt securities	—	181,079	—	181,079
Total	$—	$442,262	$—	$442,262

	December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$1,563	$—	$1,563
U.S. treasury bonds	—	40,355	—	40,355
Commercial paper	—	60,422	—	60,422
Certificates of deposit	—	36,840	—	36,840
Asset-backed securities	—	47,714	—	47,714
Corporate debt securities	—	163,324	—	163,324
Total	$—	$350,218	$—	$350,218

There were no transfers between fair value measurement levels during the years ended December 31, 2019 and 2018. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
11. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the consolidated income statements for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$2,047	$2,075	$1,993
Research and development	21,383	17,564	14,150
Sales, general and administrative	11,723	9,975	7,230
Total stock-based compensation	$35,153	$29,614	$23,373

The following table summarizes stock-based compensation expense by award type for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted stock units	$31,811	$25,864	$19,455
Stock options	1,902	2,343	2,614
Employee stock purchase plan	1,119	1,284	1,188
Other awards	321	123	116
Total stock-based compensation	$35,153	$29,614	$23,373

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
The 2016 Plan will terminate ten years from the effective date, unless it is terminated earlier by the Company’s board of directors. As of December 31, 2019, there were 4,291,670 shares available for future issuance. The number of shares reserved for issuance under the 2016 Plan will increase automatically on the first day of each January through 2025 equal to the least of (i) 3,600,000 shares of Common Stock, (ii) 4.0% of the outstanding shares on such date and (iii) an amount determined by the board of directors. In December 2019, the board of directors approved an increase in the number of shares available for issuance under the 2016 Plan in accordance with the automatic annual increase provisions of the 2016 Plan. Inclusive of this approved increase, a maximum of 9,535,633 shares of the Company’s common stock are authorized or available for issuance under the 2016 Plan.
Stock Options
The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model. No stock options were granted in the years ended December 31, 2019 and 2017. During the year ended December 31, 2018, the assumptions used in the Black-Scholes model were as follows:

Year Ended December 31,
2018
Risk-free interest rate	2.9%
Expected dividend yield	None
Expected volatility	53.5%
Expected term (in years)	6.3

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

A summary of stock option activity under the Company’s equity incentive plans for the year ended December 31, 2019 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,116	$9.78	5.7	$33,113
Granted	—	$—
Exercised	(382)	$6.95		$18,548
Canceled	(19)	$15.85
Outstanding at December 31, 2019	715	$11.14	4.6	$41,036
Vested and expected to vest at:
December 31, 2019	715	$11.14	4.6	$41,036
Exercisable at:
December 31, 2019	671	$9.99	4.4	$39,212

As of December 31, 2019 and 2018, there was $0.5 million and $2.5 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 0.6 years and 1.1 years, respectively.

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2018 was $15.58. No stock options were granted by the Company during the years ended December 31, 2019 and 2017. The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $18.5 million, $15.9 million and $33.5 million, respectively.
Restricted Stock Units
During the year ended December 31, 2017, the Company granted 461,000 RSUs to executive officers that included a market condition and a performance condition in addition to a service condition (“2017 PRSUs”). Each 2017 PRSU represented the right to receive one share of the Company’s common stock when and if the applicable vesting conditions were satisfied. The number of 2017 PRSUs that were subject to the service condition was determined based on the achievement of certain market and performance objectives over a two-year period running from January 1, 2017 through December 31, 2018 (the “Earned 2017 PRSUs”), determined based on the extent to which the Company achieved (i) a revenue growth objective, based on the compound annual growth rate of the Company’s total revenue by measuring the Company’s revenue for fiscal year 2018 against the Company’s revenue for fiscal year 2016 (the “Revenue Growth Objective”), and/or (ii) a stock price objective during the two-year period (the “Stock Price Objective”). As neither the Revenue Growth Objective nor the Stock Price Objective were achieved during the two year performance period, the 2017 PRSUs were forfeited during the year ended December 31, 2019. The related expense will continue to be amortized over the original vesting period which ends on March 17, 2021.
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

During the year ended December 31, 2018, the Company granted awards covering up to a maximum of 94,854 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“2018 PRSUs”). Each 2018 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The 2018 PRSUs are subject to performance-based vesting. The number of 2018 PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “2018 Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the compensation committee of the Company’s board of directors following the end of the 2018 Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the 2018 Performance Period (the “2018 Relative TSR Objective”). Vesting of the 2018 PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the 2018 Performance Period. No 2018 PRSUs will vest unless a threshold level of achievement of the 2018 Relative TSR Objective is achieved.
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

During the year ended December 31, 2019, the Company granted awards covering up to a maximum of 187,234 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“2019 PRSUs”). Each 2019 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The 2019 PRSUs are subject to performance-based vesting. The number of 2019 PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “2019 Performance Period”) running from January 1, 2019 through December 31, 2021, as determined and certified by the compensation committee of the Company’s board of directors following the end of the 2019 Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the 2019 Performance Period (the “2019 Relative TSR Objective”). Vesting of the 2019 PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the 2019 Performance Period. No 2019 PRSUs will vest unless a threshold level of achievement of the 2019 Relative TSR Objective is achieved.
For the 2019 PRSUs, the related stock-based compensation expense is amortized using the accelerated method over the vesting period of approximately three years. The Company estimated the fair value of the 2019 PRSUs using a Monte Carlo valuation model on the date of grant, using the following assumptions:

Risk-free interest rate	2.5%
Expected dividend yield	None
Expected volatility	57.3%
Expected term (in years)	2.9
Grant date fair value of underlying shares	$44.43

With the exception of one non-executive RSU grant that vests upon the satisfaction of both a performance condition and a service condition, all other RSUs granted to employees, executives and directors vest upon the satisfaction of a service condition, generally over a period of four years. The cost of RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation expense is generally recognized on a ratable basis over the requisite vesting period.

As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs, including PRSUs, the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. To date, the Company has not settled any vested RSUs with cash.
A summary of the changes in the Company’s RSUs during the year ended December 31, 2019 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,325	$40.55
Granted	1,007	$55.53
Vested	(890)	$30.95
Canceled	(491)	$56.33
Outstanding at December 31, 2019	1,951	$48.69

At December 31, 2019 and 2018, there was $70.1 million and $52.5 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over weighted-average periods of 2.1 years and 1.9 years, respectively.
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
The fair value of the awards issued under the 2016 ESPP to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.4% - 2.5%	1.3% - 2.1%	0.5% - 1.0%
Expected dividend yield	None	None	None
Expected volatility	38.9% - 45.5%	48.6% - 66.4%	48.7% - 58.7%
Expected term (in years)	0.5	0.5	0.5

In accordance with the Merger Agreement, the 2016 ESPP was suspended on November 14, 2019, the last day of the first offering period following the Merger Agreement effective date. Conditioned on the consummation of the proposed Merger, no new offering periods are expected to commence on or after the suspension date.
Preferred Stock
The Company has authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2019, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.
12. NET INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$32,839	$4,916	$38,508
Denominator:
Weighted-average shares used to compute net income per share - basic	40,883	40,259	38,920
Dilutive effect of stock options, unvested restricted stock and restricted stock units, and employee stock purchase plan	1,671	1,738	2,770
Weighted-average shares used to compute net income per share - diluted	42,554	41,997	41,690
Net income per share
Basic	$0.80	$0.12	$0.99
Diluted	$0.77	$0.12	$0.92

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	37	91	87
Unvested restricted stock units	86	336	425
Employee stock purchase plan	—	1	—

As discussed further in Note 11, the Company has granted PRSUs to executives that include a market condition and a service condition. Estimates of the number of shares contingently issuable based on average market prices through December 31, 2019 for these awards have been included in the antidilutive table above.
13. COMMITMENTS AND CONTINGENCIES
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the consolidated balance sheets, are set forth in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Warranty reserve, beginning of period	$8,220	$8,306	$2,158
Provisions made to warranty reserve during the period	13,708	11,775	16,597
Charges against warranty reserve during the period	(11,574)	(11,861)	(10,449)
Warranty reserve, end of period	$10,354	$8,220	$8,306

Legal Contingencies
On January 21, 2016, ViaSat, Inc. filed a lawsuit in California state court, 37-2016-00002323-CU-BC-NC, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. In its response filed March 16, 2016, ViaSat denied the Company’s counterclaims. On

September 28, 2018 the matter was remanded back to the California Superior Court, County of San Diego, North County Division 3:16-cv-00463, D.I. 197.
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against the Company for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to the Company for ViaSat’s misappropriation of trade secrets and awarded no damages to the Company for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that the Company pay ongoing royalties on sales after December 30, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. The Company filed post-trial motions for entry of judgment in its favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against the Company in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, the Company filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. As of December 31, 2019, the Company has accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019, ViaSat, Inc. filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of the Company’s products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of the Company’s products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, the Company responded to ViaSat’s second lawsuit with a general denial and moved to stay the case pending the resolution of the appeal in the first lawsuit. The hearing on the Company’s motion to stay is scheduled for February 28, 2020. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020.
The litigation matters described above, are referred to collectively as the ViaSat litigation.
On August 5, 2019, a lawsuit, captioned Jiang v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-07267 (the “Jiang Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the Southern District of New York alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed merger of Acacia with the Parent and Merger Sub. On August 5, 2019, a putative class action lawsuit, captioned O’Brien v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01463 (the “O’Brien Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Delaware alleging that the Company’s directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger without taking steps to obtain adequate, fair and maximum consideration under the circumstances and engineering the proposed Merger to improperly benefit themselves, the Company’s management and/or the Parent without regard for the Company’s public stockholders, and that Acacia and its directors violated Sections 14(a) and 20(a) of the Exchange Act by disseminating a materially incomplete and misleading preliminary proxy statement in connection with the proposed Merger. On August 6, 2019, a putative class action lawsuit, captioned Rosenblatt v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01470 (the “Rosenblatt Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Delaware alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading preliminary proxy statement in connection with the proposed Merger. On August 7, 2019, a lawsuit, captioned Mac v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-11706 (the “Mac Action”), was filed against the Company and each of the Company’s directors in the United States District Court for the District of Massachusetts alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially deficient and misleading preliminary proxy statement in connection with the proposed Merger. The plaintiffs in these lawsuits seek various forms of injunctive and declaratory relief, as well as awards of damages, costs, expert fees and attorneys’ fees.
On August 27, 2019, Acacia and the plaintiffs in the O’Brien Action, the Rosenblatt Action and the Mac Action entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for the Company’s agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 27, 2019, Acacia and the plaintiff in the Jiang Action agreed in principle that the plaintiff would dismiss with prejudice his claims asserted in that action, in return for the Company’s agreement to make the Supplemental Disclosures; that agreement was memorialized in a memorandum of understanding between Acacia and the plaintiff in the Jiang Action entered into on August 28, 2019. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon Acacia stockholders by causing the Supplemental Disclosures to be disseminated, and the Company reserved the Company’s right to oppose such fee applications. The parties have resolved the fee claim and no fee applications will be necessary.
We intend to continue to engage in a vigorous defense and pursuit of Acacia-favorable judgments of the ongoing litigation matters described above. The ultimate resolution of these proceedings may have a material adverse effect on the Company’s results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows.
In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of the Company’s business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business or on the Company’s consolidated financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Surety Bond
On December 20, 2019, the Company filed a Notice of Appeal to appeal the final judgment issued by the California Superior Court in the ViaSat litigation. In order to stay the execution of the final judgment pending its appeal, the Company filed a surety bond in the amount of $75.0 million as provided by California Code of Civil Procedure Sec. 917.1. The bond is issued by the Philadelphia Indemnity Insurance Company (“Philadelphia Indemnity”). In support of the bond, the Company entered into an indemnity agreement with Philadelphia Indemnity to indemnify it from any liability or loss under the bond. The indemnity agreement does not require collateral to be posted at the time of the issuance of the bond. However, Philadelphia Indemnity may on demand require deposit of an amount sufficient to fund any liability or loss. For additional information, see the discussion regarding the ViaSat litigation under “Legal Contingencies” above.
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the years ended December 31, 2019,

2018 and 2017, the Company did not experience any losses related to these indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of December 31, 2019 and 2018, no amounts have been accrued related to such indemnification provisions.
Potential Payments upon Termination or Change in Control
The Company’s Severance and Change in Control Benefits Plan (as amended and restated, the “Severance Plan”) provides severance benefits to the Company’s executive officers, including certain of the Company’s named executive officers, if the executive officer’s employment is terminated by the Company without “cause” (as defined in the Severance Plan) or if they terminate their employment with the Company for “good reason” (as defined in the Severance Plan), and additional severance benefits if such terminations occur within one year of a “change in control” (as defined in the Severance Plan) of the Company. For purposes of the Severance Plan, the proposed Merger will constitute a change in control of the Company.
Under the Severance Plan, if the Company terminates an eligible executive officer’s employment without cause prior to or more than 12 months following the closing of a change in control of the Company (an “Involuntary Termination”), the executive officer is entitled to:

•
continue receiving his or her base salary for a specified period following the date of termination (in the case of the Company’s chief executive officer, for 12 months, and, in the case of all other participants, for nine months);

•
Company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), for U.S. based eligible executive officers, or substantially equivalent medical benefits for non-U.S. based eligible executive officers, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive officer is then receiving a stipend from the Company in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment); and

•
the amount of any unpaid annual bonus determined by the Company’s board of directors to be payable to the executive officer for any completed bonus period which ended prior to the date of such executive officer’s termination. In addition, under the terms of the Severance Plan, in the case of an Involuntary Termination, all the executive officer’s outstanding equity awards that vest solely based on the passage of time will be accelerated and become vested to the extent the award would have vested if the executive had remained employed through a specified period following the date of termination (in the case of the Company’s chief executive officer, for 12 months, and, in the case of all other participants, for nine months). The vesting of outstanding performance-based equity awards in connection with an Involuntary Termination is determined by the terms of the applicable award agreements.

The Severance Plan also provides that, if, within 12 months following a change in control of the Company, the Company terminates an eligible executive officer’s employment without cause or such executive terminates his or her employment with the Company for good reason (a “Change in Control Termination”), the executive officer is entitled to the following benefits; provided, that each of Messrs. Shanmugaraj, Mikkelsen, Givehchi and Rasmussen have entered into employment agreements with Parent or its affiliates that become effective upon the Closing of the proposed Merger and supersede the Severance Plan such that each of Messrs. Shanmugaraj, Mikkelsen, Givehchi and Rasmussen will not be entitled to the following benefits upon a qualifying termination of employment following the proposed Merger and will instead be entitled to the benefits described further below in the Parent employment agreements described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 7, 2019, as subsequently amended and supplemented:

•	a single lump-sum payment in an amount equal to a 100% of his or her annual base salary:

•	a single lump sum payment in an amount equal to 100% of his or her target annual bonus for the year in which the termination of employment occurs;

•
Company contributions to the cost of health care continuation under COBRA, for U.S. based eligible executive officers, or substantially equivalent medical benefits for non-U.S. based eligible executive officers, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive officer is then receiving a stipend from the Company in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment); and

•
the amount of any unpaid annual bonus determined by the Company’s board of directors to be payable to the executive officer for any completed bonus period which ended prior to the date of such executive officer’s termination. In addition, under the terms of the Severance Plan, in the case of a Change in Control Termination, all of the executive officer’s outstanding unvested time-based equity awards will immediately vest in full on the date of such termination. The vesting of outstanding performance-based equity awards in connection with a Change in Control Termination is determined in accordance with the terms of the applicable award agreements.

Each executive officer is also entitled to certain severance benefits upon a termination due to death or disability (as described in the Severance Plan), which severance benefits are not enhanced in connection with a change in control of the Company.
In addition to benefits provided under the Severance Plan, under the terms of award agreements between the Company and certain of the executive officers for equity awards issued to such executive officers prior to the Company’s initial public offering, upon the occurrence of a change in control of the Company, such executive officer will get credit for an additional six months of service.
All payments and benefits provided under the Severance Plan are contingent upon the execution and effectiveness of a release of claims by the executive officer in the Company’s favor and continued compliance by the executive officer with any proprietary information and inventions, nondisclosure, non-competition, non-solicitation (or similar) agreement to which the Company and the executive officer are party.
14. INCOME TAXES
Income Tax (Benefit) Provision
The components of income (loss) before (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(62,991)	$(35,832)	$(30,030)
Foreign	84,632	35,428	70,333
Total	$21,641	$(404)	$40,303

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision (benefit)
Federal	$135	$(9,417)	$18,174
State	252	23	52
Foreign	1,667	921	1,849
Total current income tax provision (benefit)	$2,054	$(8,473)	$20,075
Deferred income tax (benefit) provision
Federal	(7,114)	2,944	(14,108)
State	(5,427)	480	(4,083)
Foreign	(711)	(271)	(89)
Total deferred income tax (benefit) provision	(13,252)	3,153	(18,280)
Total income tax (benefit) provision	$(11,198)	$(5,320)	$1,795

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Tax Act, the Company recorded $31.4 million as income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $23.3 million related to the transition tax and $7.3 million related to the remeasurement of certain deferred tax assets and liabilities.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. As a result of the concept of “deemed distributions” under the Tax Act, the impact of global intangible low-tax income (“GILTI”) on the Company’s future foreign earnings, and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that most of its foreign earnings are permanently reinvested. However, for certain foreign operating subsidiaries, the Company continues to take the position that earnings are permanently reinvested. The Company recorded tax expense of $0.9 million for state taxes related to the future repatriation of earnings which are no longer considered permanently reinvested in the fourth quarter of 2017. As of December 31, 2019, there was $17.3 million of cumulative foreign earnings for which state income taxes have not been provided.
Deferred Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets at December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$8,748	$3,517
Net operating loss carryforwards	16,624	18,641
Credit carryforwards	32,498	21,568
Lease liability	4,690	—
Stock-based compensation	4,200	3,561
Other	808	248
Total deferred tax assets	$67,568	$47,535
Deferred tax liabilities:
Depreciation	(161)	(1,567)
Right-of-use asset	(5,930)	—
Other	(758)	(868)
Total deferred tax liabilities	(6,849)	(2,435)
Valuation allowance	(8,921)	(6,383)
Net deferred tax assets	$51,798	$38,717

The Company accounts for deferred taxes under ASC Topic 740, Income Taxes which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its net deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as the duration and severity of losses, as well as the expiration and limitation of tax attributes in various jurisdictions.
As of December 31, 2019, positive evidence included consolidated three-year cumulative profitability of $61.5 million. Additionally, after determining that sufficient forecasted taxable income of appropriate character is expected to continue in future years, the Company believes the weight of the objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans is sufficient to overcome the weight of any negative evidence. In the U.S. the GILTI provisions from the Tax Act have created U.S. taxable income and are expected to continue to do so in future years. During the year ended December 31, 2019, the Company concluded it is more likely than not that it will realize the benefit of $51.8 million of the Company’s net deferred tax assets. The Company maintains a partial valuation allowance of $8.9 million against certain U.S. deferred tax assets, which include federal net operating loss and credit carryforwards limited under IRC Section 382 as well as certain state and foreign net operating losses and credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits. Management will continue to assess the applicability of a valuation allowance at each reporting period.
The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

Year Ended December 31,	Beginning Balance	Additions	Reductions	Ending Balance
2017	$734	682	—	$1,416
2018	$1,416	4,967	—	$6,383
2019	$6,383	2,538	—	$8,921

Tax Rate
A reconciliation of the provision (benefit) for income taxes computed at the statutory federal income tax rate to the (benefit) provision for income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision for income taxes at statutory rate	21.0%	21.0%	35.0%
(Decreases) increases resulting from:
Federal tax credits	(29.9)	1,304.6	(15.3)
Change in valuation allowance	11.7	(1,230.7)	1.7
State tax expense, net of federal benefit	(36.4)	1,058.0	(8.0)
Meals and entertainment	0.3	(24.0)	0.4
Stock-based compensation expense	(26.8)	384.1	(32.9)
Change in uncertain tax positions	8.6	(116.5)	3.5
Change in federal rate due to tax reform	—	—	18.0
Transition tax	—	(9.6)	57.7
APB23 state liability	(0.7)	(2.0)	—
Foreign rate differential	(77.3)	1,598.6	(55.5)
Foreign rate inclusion	84.0	(1,990.5)	2.9
Other	(6.2)	323.8	(3.0)
Effective income tax rate	(51.7)%	1,316.8%	4.5%

For the year ended December 31, 2019, the Company recorded an income tax benefit of $11.2 million, representing an effective tax rate of (51.7)%. The effective tax rate differs from the U.S. statutory tax rate primarily as a result of jurisdictional mix of earnings, the stock-based compensation excess tax benefits, and federal and state research and development credits.
Tax Attributes
As of December 31, 2019, the Company had $42.4 million and $117.1 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2039. In addition, federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. As of December 31, 2019, the Company had $17.3 million, $21.7 million and $1.3 million of federal, state and foreign research and development and other credit carryforwards, respectively, that expire at various dates through 2039.
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
Accounting for Uncertainty in Income Taxes
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2019 and 2018 were as follows (in thousands):

Balance at December 31, 2017	$4,504
Increases for the tax positions taken during the year	470
Balance at December 31, 2018	$4,974
Increases for the tax positions taken during the year	1,857
Balance at December 31, 2019	$6,831

The Company had $6.8 million and $5.0 million of uncertain tax positions during the years ended December 31, 2019 and 2018, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are $3.6 million and $3.0 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. There are no material amounts of interest or penalties recognized in the consolidated income statements or accrued on the consolidated balance sheets for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Court of Appeals reversed the 2015 decision of the Tax Court and upheld the cost-sharing regulations. On July 22, 2019, Altera petitioned for a rehearing with the full Court of Appeals, and on November 12, 2019, the court denied that petition. On February 10, 2020, Altera filed a petition asking the United States Supreme Court to review the decision of the Court of Appeals. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction, the Company has determined no adjustment is required to the consolidated financial statements as a result of this ruling. The Company believes that its position which is consistent with the U.S. Tax Court decision in favor of Altera, is more likely than not to be sustained based on the technical merits. As of December 31, 2019, the Company estimates that the potential impact of a final adverse decision could be as much as $6.3 million on a financial statement basis for prior years’ taxes. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
A(1)	27%	20%	30%
B	13%	15%	15%
C (2)	17%	17%	11%
E	17%	14%	*
__________________________________________________________________________________________

*	Less than 10% of revenue in the period indicated

(1)	Customer A was subject to U.S. Department of Commerce restrictions that prevented sales to this customer from April 15, 2018 through July 13, 2018.

(2)
Customer C was acquired by one of the Company’s other customers on October 1, 2018. The figures in the table above take into account all revenue for the combined customer for the year ended December 31, 2018 and after. Pro forma revenue for the combined customer would have been 15% for the year ended December 31, 2017.

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
A	28%	30%
B	16%	13%
D	*	10%
F	*	17%
G	10%	*
__________________________________________________________________________________________

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China, Thailand and the United States, from which the Company purchases a substantial portion of its inventory. For the years ended December 31, 2019, 2018 and 2017, total purchases from each of the suppliers were as follows:

	Year Ended December 31,
	2019	2018	2017
X	18%	18%	19%
Y	53%	53%	49%
Z	*	*	10%
__________________________________________________________________________________________

*	Less than 10% of total purchases in the period indicated

The Company also outsources certain engineering projects to vendors located throughout the world. During the year ended December 31, 2017, the Company incurred 18% of its total research and development costs with one vendor. Costs incurred with this vendor were less than 10% of total research and development costs in the years ended December 31, 2019 and 2018.
16. RETIREMENT PLAN
The Company is the sponsor of a defined contribution savings plan for all qualified employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to contribute a portion of their compensation on a pre-tax basis up to an amount not to exceed the annual statutory limit applicable to each individual participant. The Company is permitted to make discretionary matching contributions to the 401(k) Plan. Total matching contributions during the years ended December 31, 2019, 2018 and 2017 amounted to $1.9 million, $1.6 million and $1.3 million, respectively.
17. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $4.1 million, $3.8 million, and $4.5 million, during the years ended December 31, 2019, 2018 and 2017, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.3 million and $0.8 million of costs were incurred during the years ended December 31, 2019 and 2018, respectively.
One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases from MACOM during the year ended December 31, 2019, and approximately $0.3 million and $0.8 million of purchases from MACOM during the years ended December 31, 2018 and 2017, respectively.

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2019
	First	Second	Third	Fourth
	(in thousands)
Revenue	$105,216	$111,183	$119,591	$128,673
Cost of revenue	55,374	60,096	60,512	67,999
Gross profit	49,842	51,087	59,079	60,674
Operating expenses:
Research and development	30,953	28,976	28,649	40,122
Sales, general and administrative	15,787	29,899	20,457	14,438
Total operating expenses	46,740	58,875	49,106	54,560
Income (loss) from operations	3,102	(7,788)	9,973	6,114
Total other income, net	2,394	2,847	2,490	2,509
Income (loss) before benefit for income taxes	5,496	(4,941)	12,463	8,623
Benefit for income taxes	(1,481)	(2,916)	(2,642)	(4,159)
Net income (loss)	$6,977	$(2,025)	$15,105	$12,782
Net income (loss) per share:
Basic	$0.17	$(0.05)	$0.37	$0.31
Diluted	$0.17	$(0.05)	$0.35	$0.30

	2018
	First	Second	Third	Fourth
	(in thousands)
Revenue	$72,941	$65,003	$94,814	$107,133
Cost of revenue	48,870	39,798	49,981	54,122
Gross profit	24,071	25,205	44,833	53,011
Operating expenses:
Research and development	24,445	24,340	24,696	28,925
Sales, general and administrative	14,288	12,984	12,134	12,458
Total operating expenses	38,733	37,324	36,830	41,383
(Loss) income from operations	(14,662)	(12,119)	8,003	11,628
Total other income, net	1,283	1,300	2,011	2,152
(Loss) income before (benefit) provision for income taxes	(13,379)	(10,819)	10,014	13,780
(Benefit) provision for income taxes	(4,301)	(7,574)	1,863	4,692
Net (loss) income	$(9,078)	$(3,245)	$8,151	$9,088
Net (loss) income per share:
Basic	$(0.23)	$(0.08)	$0.20	$0.23
Diluted	$(0.23)	$(0.08)	$0.19	$0.22

19. SUBSEQUENT EVENTS

The Company’s board of directors approved an increase in the number of shares authorized for issuance under the Company’s 2016 Equity Incentive Plan by 1,618,079 shares in accordance with the automatic annual increase provision of such plan, effective as of January 1, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

To the shareholders and the Board of Directors of Acacia Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update 2016-02, Leases.

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
February 18, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
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
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.
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

2.1†
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

4.3**	Description of the Registrant’s Securities

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.2*	2009 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

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

10.12††
General Conditions of Purchase, dated December 3, 2010, by and between the Registrant and ZTE Corporation (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed December 21, 2015).

10.13††
Master Supply Agreement, dated October 18, 2013, by and between the Registrant and Fujitsu Semiconductor America, Inc. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed December 21, 2015).

10.14††
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

10.17††	Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, Inc.

10.18††	Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, International B.V.

10.19††	Addendum to the Master Purchase Agreements, dated July 8, 2019, by and among the Registrant, Cisco Systems, Inc. and Cisco Systems, International B.V.

21.1**	List of Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

††	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA COMMUNICATIONS, INC.

By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer
 Date:  February 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj	President, Chief Executive Officer and	February 18, 2020
Director (Principal Executive Officer)

/s/ John F. Gavin
John F. Gavin	Chief Financial Officer	February 18, 2020
(Principal Financial Officer)

/s/ Francis J. Murphy
Francis J. Murphy	Vice President and Corporate Controller	February 18, 2020
(Principal Accounting Officer)

/s/ Vincent Roche
Vincent Roche	Chairman of the Board of Directors	February 18, 2020

/s/ David Aldrich
David Aldrich	Director	February 18, 2020

/s/ Peter Y. Chung
Peter Y. Chung	Director	February 18, 2020

/s/ Benny P. Mikkelsen
Benny P. Mikkelsen	Director	February 18, 2020

/s/ Stan J. Reiss
Stan J. Reiss	Director	February 18, 2020

/s/ John Ritchie
John Ritchie	Director	February 18, 2020

/s/ Laurinda Y. Pang
Laurinda Y. Pang	Director	February 18, 2020