Form 10-K/A
period 2019-12-31
Acacia Communications, Inc.
filed 2020-04-29
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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
As of April 15, 2020, there were 41,781,665 shares of the Registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Acacia Communications, Inc. (“Acacia”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2020 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year on December 31, 2019. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
 The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Amendment should be read in conjunction with the Original Filing and with any of our filings made with the SEC subsequent to filing of the Original Filing on Form 10-K.
 All references to “Acacia,” “the Company,” “we,” “us” or “our” are references to Acacia Communications, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

i

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
OUR DIRECTORS

The following table sets forth information regarding our current directors as of April 15, 2020.

Name	Age	Principal Occupation	Class	Director Since

Peter Y. Chung(1)*(2)	52	Managing Director and Chief Executive Officer of Summit Partners, L.P.	III	2013
John Ritchie(2)*	54	Former Senior Vice President, Chief Financial Officer and Chief Operating Officer of Aerohive Networks, Inc.	III	2015
Vincent T. Roche(4)	60	President and Chief Executive Officer of Analog Devices, Inc.	III	2016
Laurinda Y. Pang(1)(3)	50	President, International and Global Accounts Management of CenturyLink, Inc.	II	2019
Stan J. Reiss(3)*	48	General Partner of Matrix Partners	II	2009
Murugesan “Raj” Shanmugaraj	62	President and Chief Executive Officer of Acacia Communications, Inc.	I	2010
Benny P. Mikkelsen	60	Founder, Chief Technology Officer of Acacia Communications, Inc.	I	2009
David J. Aldrich(2)(3)	63	Chairman of the Board of Skyworks Solutions, Inc.	I	2017

* Committee Chair.
(1) Member of our Nominating and Corporate Governance Committee.
(2) Member of our Audit Committee.
(3) Member of our Compensation Committee.
(4) Chair of our Board of Directors.
Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders
Peter Y. Chung, 52, has served as a Director of our company since April 2013. Mr. Chung is a managing director and the chief executive officer of Summit Partners, L.P., a global alternative investment firm, where he has been employed since 1994. He is currently a director of A10 Networks, Inc., a provider of secure application solutions, and MACOM Technology Solutions Holdings, Inc., a provider of analog semiconductor solutions. Previously, Mr. Chung served as a director of various other entities, including Ubiquiti Networks, Inc., a developer of networking technology for service providers and enterprises. Mr. Chung holds an A.B. in economics from Harvard University and an M.B.A. from the Stanford University Graduate School of Business. We believe that Mr. Chung is qualified to serve as a Director of our company due to his wide-ranging experience in investment banking, private equity and venture capital investing in the communications technology sector and his participation on other private and public company boards of directors.
John Ritchie, 54, has been a Director of our company since April 2015. Mr. Ritchie served as the senior vice president, chief financial officer of Aerohive Networks, Inc., a computer networking equipment company, from August 2015 through August 2019, and as its chief operating officer from February 2017 through August 2019. Aerohive Networks was acquired by Extreme Networks, Inc. in August 2019. From April 2013 to April 2015, Mr. Ritchie served as the chief financial officer of Telerik AD, a software development tools company. Prior to that, from May 2010 to March 2013, Mr. Ritchie was the chief financial officer of Ubiquiti Networks, Inc., a developer of networking technology for service providers and enterprises. Previously, Mr. Ritchie held several executive positions, in each case most recently the position of chief financial officer, at Electronics For Imaging, Inc., a provider of products, technology and services enabling analog to digital imaging transformation, and Splash Technology Holdings, Inc., which develops, produces, and markets color servers. Mr. Ritchie holds a B.S. in business administration from San Jose State University. We believe that Mr. Ritchie is qualified to serve as a Director of our company due to his service as the chief financial officer of several publicly traded companies.
Vincent T. Roche, 60, has served as a Director of our company since June 2016 and as the Chair of our Board of Directors since May 2017. Mr. Roche is the president and chief executive officer and a director of Analog Devices, Inc., a global leader in high-performance semiconductors for signal processing applications, where he has worked since 1988 and has been part of the senior management team since 2009. Mr. Roche holds a B.S. in electrical engineering from the University of Limerick in Ireland. We believe that Mr. Roche is qualified to serve as a Director of our company due to his leadership expertise, including service as chief executive officer of a large international public company, as well as his technical understanding of the optical networking industry.
Directors Continuing in Office Until the 2021 Annual Meeting of Stockholders

Laurinda Y. Pang, 50, has served as a Director of our company since June 2019. Since November 2018, Ms. Pang has served as the president, international and global accounts management of CenturyLink, Inc., a global communications and IT services company. From November 2011 to October 2018, Ms. Pang served in increasingly senior roles at Level 3 Communications, Inc., a multinational telecommunications and Internet service provider company that was acquired by CenturyLink in November 2017, most recently as its regional president, North America and Asia Pacific. Prior to that, Ms. Pang served in increasingly senior roles at Global Crossing Limited prior to its acquisition by Level 3 Communications in 2011, most recently as its senior vice president, human resources. We believe Ms. Pang is qualified to serve as a Director of our company due to her extensive knowledge in the areas of corporate strategy and international operations, as well as her senior executive-level knowledge of managing complex workforce and other operational initiatives, including sales, marketing and communications, in a large-scale global environment.
Stan J. Reiss, 48, has served as a Director of our company since August 2009. Mr. Reiss is a general partner of Matrix Partners, a venture capital investment firm specializing in technology companies, where he has worked since July 2000. Prior to that, Mr. Reiss was an engagement manager at McKinsey & Company. Mr. Reiss holds a B.S. in electrical engineering from Cornell University, M.S. degrees in electrical engineering and operations research from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School. We believe that Mr. Reiss is qualified to serve as a Director of our company due to his extensive experience as a venture capitalist in the technology sector and his involvement with several private company boards of directors.
Directors Continuing in Office Until the 2020 Annual Meeting of Stockholders
Murugesan “Raj” Shanmugaraj, 62, has served as our President and Chief Executive Officer and as a Director of our company since April 2010. Prior to joining Acacia, from February 2002 to February 2010, Mr. Shanmugaraj was the vice president of business development in the optical networking division of Alcatel-Lucent USA, Inc., a network equipment manufacturer. Prior to that, Mr. Shanmugaraj founded and served as the chief executive officer of Astral Point Communications Inc., an optical equipment company, which was acquired by Alcatel-Lucent USA, Inc. in 2001, and held various senior executive level positions at PictureTel Corp., a commercial videoconferencing product company, Multilink, Inc., an engineering and product development-based manufacturer of telecommunications network components, and Motorola Inc., a multinational telecommunications company. Mr. Shanmugaraj holds an M.S. in electrical and computer engineering from the University of Iowa and a B.E. in electronics and communications from the National Institute of Technology, Trichy in India. We believe that Mr. Shanmugaraj is qualified to serve on our Board of Directors due to his extensive leadership experience in the optics and network industries, his extensive knowledge of our company and his service as our President and Chief Executive Officer.
Benny P. Mikkelsen, 60, one of the founders of our company, has served as our Chief Technology Officer and as a Director of our company since June 2009. Prior to joining Acacia, Mr. Mikkelsen co-founded and served as the vice president of technology of Mintera Corporation, a high-speed transceiver company. Prior to that, he held various engineering positions with Bell Laboratories, a research and scientific development company owned by Alcatel-Lucent USA, Inc. Mr. Mikkelsen holds an M.S. and Ph.D. in electrical engineering from the Technical University of Denmark. We believe that as a founder, and based on Mr. Mikkelsen’s deep experience in the optics and network industries, his extensive knowledge of our company and his service as our Chief Technology Officer, Mr. Mikkelsen provides a valuable contribution to our Board of Directors.
David J. Aldrich, 63, has served as a Director of our company since September 2017. Mr. Aldrich is the chairman of the board of directors of Skyworks Solutions, Inc., a provider of analog semiconductors enabling wireless networking solutions, where he also served as its chief executive officer from its formation in 2002, in connection with a merger between Alpha Industries, Inc. and Conexant Systems, Inc., until May 2016 and as its executive chairman from May 2016 to May 2018. He is currently the lead independent director of Belden Inc., a provider of end-to-end signal transmission solutions. Previously, Mr. Aldrich served in various senior management and executive positions at Alpha Industries, most recently as its chief executive officer. Before that, Mr. Aldrich held senior management positions at the Adams-Russell Company, a supplier of microwave and low frequency electronic components, and MACOM Technology Solutions Holdings, Inc., a provider of analog semiconductor solutions for use in radio frequency, microwave and millimeter wave applications. Mr. Aldrich holds a B.A. in political science from Providence College and an M.B.A. from the University of Rhode Island. We believe that Mr. Aldrich is qualified to serve as a Director of our company due to his extensive leadership and experience in guiding private and publicly-traded global technology companies, including service as chief executive officer.
There are no family relationships between any of our directors or executive officers.

OUR EXECUTIVE OFFICERS
Executive Officers
The following table sets forth information as of April 15, 2020 regarding our current executive officers.

Name	Age	Position
Murugesan “Raj” Shanmugaraj	62	President and Chief Executive Officer
John F. Gavin	60	Chief Financial Officer and Treasurer
Eric L. Fisher	48	Vice President of Global Sales
Mehrdad Givehchi	54	Founder, Vice President of Hardware and Software
Benny P. Mikkelsen	60	Founder, Chief Technology Officer
Christian J. Rasmussen	51	Founder, Vice President of Digital Signal Processing and Optics
Bhupendra C. Shah	61	Vice President of Engineering
For information on the business background of Messrs. Shanmugaraj and Mikkelsen please see “Our Directors” above.
John F. Gavin, 60, has served as our Chief Financial Officer since February 2012 and as our Treasurer since 2016. Prior to joining Acacia, from January 2011 to February 2012, Mr. Gavin was the chief financial officer of Hiperos LLC, a software-as-a-service company. From June 2005 to January 2011, he served as the chief operating officer of Akorri Networks, Inc., a data center virtualization management company, where he also served as the interim acting chief executive officer in 2010. Previously, Mr. Gavin served as the chief financial officer and chief operating officer of SMaL Camera Technologies, Inc., a designer of CMOS digital imaging solutions for a variety of business and consumer applications, the chief financial officer of Pirus Networks, Inc., a provider of multi-protocol storage networking switching products, and the chief financial officer of C-Port Corporation, a developer of CMOS microprocessor-based technologies for communications routers and switches. Mr. Gavin also served in various roles, most recently as the vice president of finance, sales and marketing North America, at Digital Equipment Corporation, a vendor of computer systems, for over 17 years. Mr. Gavin holds a B.S. in accounting from Stonehill College and a M.B.A. from Anna Maria College.
Eric L. Fisher, 48, has served as our Vice President of Global Sales since July 2018 and previously served as our Vice President of Sales from July 2017 to July 2018. Prior to joining Acacia, from January 2013 to July 2017, Mr. Fisher held various management positions at Altera Corporation, which was acquired by Intel Corporation in 2015, most recently as its vice president of sales, Americas and global key accounts. Mr. Fisher holds a B.S. in engineering management from the Missouri University of Science and Technology and an M.B.A. from the Paul Merage School of Business at the University of California, Irvine.
Christian J. Rasmussen, 51, one of the founders of our company, has served as our Vice President of Digital Signal Processing and Optics since June 2015 and previously served as our Director of Digital Signal Processing and Optics from June 2009 to June 2015. Prior to joining Acacia, Mr. Rasmussen was a principal optical engineer of Mintera Corporation, a high-speed transceiver company. Mr. Rasmussen holds an M.S. in electrical engineering and a Ph.D. in optical communications from the Technical University of Denmark.
Mehrdad Givehchi, 54, one of the founders of our company, has served as our Vice President of Hardware and Software since June 2015 and previously served as our Director of Hardware and Software from June 2009 to June 2015. Prior to joining Acacia, Mr. Givehchi was the consulting optical engineer of Mintera Corporation, a high-speed transceiver company. Prior to that, he served as the principal hardware engineer of Sycamore Networks, Inc., a developer and marketer of intelligent networking products for fixed line and mobile network operators, and as the principal hardware engineer of Tektronix, Inc., a designer of test and measurement equipment. Mr. Givehchi holds a B.S. in electrical engineering from Worcester Polytechnic Institute.
Bhupendra C. Shah, 61, has served as our Vice President of Engineering since June 2009. Prior to joining Acacia, Mr. Shah was the director of engineering at Juniper Networks, Inc., a provider of networking products. Prior to that, he was the director of hardware and software development at Broadcom Corporation, a fabless semiconductor company. Previously, Mr. Shah co-founded and served as the vice president of engineering of Atlantic Cores Incorporated, a developer of standard products and on-chip intellectual property. Mr. Shah holds a B.S. in electrical engineering from the University of Lowell.

CORPORATE GOVERNANCE
Director Independence
Our Board of Directors has determined that, other than Mr. Shanmugaraj, our President and Chief Executive Officer, and Mr. Mikkelsen, one of our Founders and our Chief Technology Officer, each of Ms. Pang and Messrs. Aldrich, Chung, Ritchie, Reiss and Roche is independent as independence is currently defined under Rule 5605(a)(2) of the Nasdaq listing rules. With respect to our Audit Committee, our Board of Directors determined that each of Messrs. Aldrich, Chung and Ritchie satisfies the independence standards for audit committee membership established by the SEC and the Nasdaq listing rules. Our Board of Directors also determined that Ms. Pang and Messrs. Aldrich and Reiss who comprise our Compensation Committee, and Mr. Chung and Ms. Pang, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq listing rules, as applicable. Eric Swanson, who served as a Director and as a member of our Nominating and Corporate Governance Committee until his resignation from the Board of Directors on June 1, 2019, was also considered independent as independence is currently defined under Rule 5605(a)(2) of the Nasdaq listing rules and the Nasdaq listing rules applicable for the Nominating and Corporate Governance Committee. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director and any institutional stockholder with which he or she is affiliated.
Board Leadership Structure
Mr. Roche serves as Chair of our Board of Directors and Mr. Shanmugaraj serves as our President and Chief Executive Officer. Given that the Chair of our Board of Directors is not an executive officer of the Company, our Board of Directors has determined that a “lead director” is not needed at this time. Our Board of Directors believes that the current leadership structure of our Board is appropriate because it strikes an effective balance between strategic development and independent leadership and management oversight in the board process.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. A current copy of the code is posted under the heading “Corporate Governance” on the Investors and Media section of our website, which is located at ir.acacia-inc.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to the extent required by applicable law, the rules of the SEC or the Nasdaq listing rules.
Corporate Governance Guidelines
Our Board of Directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. Among other things, the guidelines provide that:

•	our Board’s principal responsibility is to oversee the management of our company;

•	a majority of the members of our Board of Directors must be independent directors;

•	the independent directors will meet in executive session at least twice a year;

•	directors have full and free access to management and, as necessary, independent advisors;

•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis;

•
in any uncontested director election, any nominee for election who receives more “withholds” than votes “for” his or her election, is expected to promptly offer to our Board of Directors to tender his or her resignation as a director for consideration by the Board; and

•	our Board of Directors will conduct an annual self-evaluation to determine whether it and its committees are functioning effectively.
A current copy of the guidelines is posted under the heading “Corporate Governance” on the Investor Relations section of our website, which is located at ir.acacia-inc.com.
Board Meetings

Our Board of Directors meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring its approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility, and Ms. Janene Asgeirsson, our Chief Legal Officer and Secretary, generally attends all meetings of our Board of Directors and Board committees.
Committees
Our amended and restated by-laws provide that our Board of Directors may delegate responsibility to committees. Our Board of Directors has three standing committees: our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee (collectively, with our Audit Committee and Compensation Committee, the “Committees”). Our Board of Directors has also adopted a written charter for each of the three standing Committees. Each Committee charter is available under the heading “Corporate Governance” on the Investors and Media section of our website, which is located at ir.acacia-inc.com.
Audit Committee
Our Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee during 2019 were Messrs. Richie, Aldrich and Chung. Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our risk management activities, including review of reports on internal audit matters, cybersecurity, data protection and information technology;

•	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions;

•	reviewing and approving updates to our insider trading policy and 10b5-1 plan guidelines;

•	reviewing and approving any recommendations made by our trading compliance committee regarding the waiver of any lock-up provisions or blackout trading restrictions;

•	receiving quarterly reports from the chair of our trading compliance committee and chair of our disclosure committee regarding the activities of such committees; and

•	preparing the audit committee report required by SEC rules.
All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.
Our Board of Directors has determined that each member of our Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has designated Mr. Ritchie as an “audit committee financial expert,” as defined under the applicable rules of the SEC based on his more than 30 years of experience in financial roles at public and private companies, including his service as the chief financial officer of three public and two private companies, and his service in leadership roles in multiple transactions, including initial and follow-on public offerings, mergers and acquisitions, convertible debt and credit arrangement transactions, which required sophisticated financial expertise.
Compensation Committee

The members of our Compensation Committee during 2019 were Ms. Pang and Messrs. Reiss, Aldrich and Chung. Ms. Pang joined the Compensation Committee and Mr. Chung resigned from the Committee on June 1, 2019. Our Compensation Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to our Chief Executive Officer’s compensation;

•	determining our Chief Executive Officer’s compensation;

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executives;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our equity incentive plans;

•
delegating to one or more of our executives the power to grant options or other stock awards pursuant to and in accordance with our equity incentive plans to our and our subsidiaries’ employees who are not directors or executives of our company, to the extent permitted by and consistent with applicable law and consistent with the terms of these plans;

•	reviewing and making recommendations to our Board with respect to senior executive and other key employee succession planning;

•	reviewing and making recommendations to our Board of Directors with respect to director compensation; and

•	preparing the annual compensation committee report required by SEC rules.
Typically, our Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by our Compensation Committee, in consultation with our CEO and our Chief Human Resources Officer (“CHRO”). Our Compensation Committee meets regularly in executive session. Our CEO and CHRO may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding their respective compensation. Our Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisers and other external resources that our Compensation Committee considers necessary or appropriate in the performance of its duties. Our Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to our Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after assessing the independence of such person in accordance with SEC and Nasdaq requirements that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
Nominating and Corporate Governance Committee
The members of our Nominating and Corporate Governance Committee during 2019 were Ms. Pang and Messrs. Chung and Swanson. Ms. Pang joined our Nominating and Corporate Governance Committee and Mr. Swanson resigned from the Committee on June 1, 2019. Our Nominating and Corporate Governance Committee’s responsibilities include:

•	identifying individuals qualified to become members of our Board;

•	recommending to our Board of Directors the persons to be nominated for election as directors and to each of the Committees;

•	reviewing and making recommendations to our Board with respect to director succession planning;

•	developing and recommending to our Board corporate governance principles; and

•	overseeing an annual evaluation of our Board.
Compensation Committee Interlocks and Insider Participation
None of our executives serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.
Board Processes
Oversight of Risk

Our Board of Directors oversees our risk management processes directly and through its Committees, and oversees the risk management activities of our management. Our management is responsible for risk management on a day-to-day basis and, throughout the year, regularly reports to our Board of Directors (or an appropriate Committee in the case of risks that are under the purview of a particular Committee) regarding risk identification, risk management and risk mitigation strategies. Our Board of Directors and Committees fulfill their oversights duties by discussing with management the policies and practices utilized by management in assessing and managing risks and by providing input on those policies and practices. In general:

•
Our Board of Directors’ oversees risk management activities related to, and receives regular reports from management on, areas of material risk to the Company, including operational, financial, legal, regulatory, strategic transaction, capital allocation, organizational structure and reputational risks.

•
Our Audit Committee oversees our risk management activities as they apply to our financial statement integrity and financial reporting and controls, and to our legal and compliance risks. Our Audit Committee also receives regular reports from our Director of Internal Audit on internal audit matters and receives reports at least annually from our Director of Information Technology on cybersecurity, data protection and information technology.

•
Our Compensation Committee oversees risk management activities relating to our compensation policies and practices, culture and human capital management, our non-executive director compensation program and succession planning for our senior executives, including our CEO, and other key employees.

•
Our Nominating and Corporate Governance Committee oversees risk management activities relating to the adequacy of our governance structure, the composition of our Board of Directors and director succession planning.

Each Committee reports to the full Board of Directors on a regular basis, including reports with respect to each Committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, Committees from time to time request that the full Board of Directors discuss particular risks.
Director Nomination Process
Our Board of Directors is responsible for selecting, subject to stockholder approval, its own members. Our Board of Directors delegates the selection and nomination process to our Nominating and Corporate Governance Committee, with the expectation that other members of our Board of Directors, and of executive management, will be requested to take part in the process as appropriate.
The process followed by our Nominating and Corporate Governance Committee to identify and evaluate director candidates may include requests to members of our Board of Directors and others for recommendations, evaluation of the performance on our Board of Directors and its Committees of any existing directors being considered for nomination, consideration of biographical information and background material relating to potential candidates and, particularly in the case of potential candidates who are not then serving on our Board of Directors, interviews of selected candidates by members of our Nominating and Corporate Governance Committee and our Board of Directors.
Generally, our Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisers, through the recommendations submitted by stockholders or through such other methods as our Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, our Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that our Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. Our Nominating and Corporate Governance Committee then discusses and evaluates the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board of Directors. Based on the results of the evaluation process, our Nominating and Corporate Governance Committee recommends candidates for our Board of Directors’ approval as director nominees for election to our Board of Directors. In considering whether to recommend any particular candidate for inclusion in our Board of Directors’ slate of recommended director nominees, our Nominating and Corporate Governance Committee applies the criteria set forth in our corporate governance guidelines. A current copy of the guidelines is posted under the heading “Corporate Governance” on the Investor Relations section of our website, which is located at ir.acacia-inc.com.
Stockholders may recommend individuals for consideration by our Nominating and Corporate Governance Committee and Board of Directors as potential director candidates by submitting their names, together with appropriate biographical information and background materials, and information with respect to the stockholder or group of stockholders making the recommendation, including the number of shares of common stock owned by such stockholder or group of stockholders, to our Secretary at Acacia Communications, Inc., 3 Mill and Main Place, Suite 400, Maynard, MA 01754. The specific requirements for the information that is required to be provided for such recommendations or direct director candidate nominations to be considered at an annual meeting of stockholders are specified in our amended and restated by-laws. Assuming that appropriate biographical and background material has been provided on a timely basis, our Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
In evaluating proposed director candidates, our Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for membership on our Board approved by our Board of Directors from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, his or her independence and the needs of our Board of Directors.

Item 11.     Executive Compensation
Compensation Discussion and Analysis
Our Compensation Committee oversees our executive compensation program. In this role, our Compensation Committee reviews and approves all compensation decisions relating to our named executive officers. This Compensation Discussion and Analysis discusses the compensation policies and programs for our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and our three next most highly paid executive officers as determined under the rules of the SEC. Such individuals are referred to as our named executive officers. The narrative discussion set forth in this Compensation Discussion and Analysis is intended to provide additional information related to the data presented in the compensation related tables included throughout the “Executive Compensation” section of this Form 10-K/A.

Our named executive officers for 2019 are:

Named Executive Officer	Title
Murugesan “Raj” Shanmugaraj	President and Chief Executive Officer
John F. Gavin	Chief Financial Officer and Treasurer
Eric L. Fisher	Vice President of Global Sales
Benny P. Mikkelsen	Founder, Chief Technology Officer
Bhupendra C. Shah	Vice President of Engineering
Executive Summary and Compensation Philosophy
Business Overview

We are a leading provider of high-speed coherent optical interconnect products that transform communications networks that are relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second (“Gbps”) for use in long-haul, metro and inter-data center markets. Our semiconductor product group consists of our low-power coherent digital signal processor application-specific integrated circuits and our silicon photonic integrated circuits, which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, our modules can be easily integrated with customers’ network equipment. The advanced software in our modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
On July 8, 2019, we, Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, the Merger Sub will be merged with and into Acacia, which we refer to herein as the Merger, with Acacia surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by our stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining certain foreign antitrust approvals, including in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. We and the Parent have already received antitrust clearance for the Merger in the United States, Germany and Austria. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the second half of the Parent’s 2020 fiscal year which ends on July 25, 2020.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1. Please see our Annual Report on Form 10-K filed with the SEC on February 18, 2020, particularly “Management’s Discussion and Analysis” and “Risk Factors,” for further discussion regarding our 2019 results and risks affecting our business.
2019 Compensation Highlights
Our executive compensation program includes three key elements: base salary, annual cash incentive compensation and long-term equity incentive compensation. The elements of our executive compensation program are designed to be flexible, to allocate between short-term, long-term, fixed and performance-based compensation and to serve the compensation objectives, compensation practices and governance standards described throughout this Compensation Discussion and Analysis. In 2019, our Compensation Committee strengthened the governance of our executive compensation program by adopting a clawback policy that applies to performance-based incentive compensation, and executive stock ownership guidelines.
Compensation Objectives
The primary objectives of the compensation program for our executives, including our named executive officers, are to attract, motivate and retain high-caliber and talented individuals who are committed to our corporate and strategic objectives. In addition to promoting the achievement of key corporate performance measures, our compensation program is also designed to align the incentives of our executives with our stockholders’ interests. Our Compensation Committee is responsible for overseeing the goals and objectives of our executive compensation programs. Because we compete with many other public and private companies within our region and across the country for executives, our Compensation Committee generally targets overall executive compensation that is competitive in our industry and region. Variations to targeted compensation may occur based on the role of the individual, the level of experience and other market factors, such as the demand for executives with certain skills and experience and the costs associated with recruiting qualified executives from other established companies. Our Compensation Committee bases our executive compensation program on the same objectives that guide us in administering the compensation program for all of our employees globally:

•	Compensation is based on the individual’s level of job responsibility

•	Compensation reflects the value of the job in the marketplace

•	Compensation programs are designed to reward performance, both at the individual and corporate levels

Our Compensation Committee considers risk when developing our compensation program and believes that the design of our current compensation program does not encourage excessive or inappropriate risk taking. Our 2019 base salaries provided competitive fixed compensation. Our 2019 executive bonus program provided for annual cash bonuses that are paid only on the achievement of financial objectives that we believe are aligned with the interests of our stockholders. We believe making payment of annual cash bonuses subject to the achievement of such financial objectives and capping the potential payout of any annual cash bonus encourages our executives to focus on the appropriate mix of short- and long-term goals, rather than focusing exclusively on the specific financial metrics that might encourage excessive short-term risk taking. The annual restricted stock unit awards (“RSUs”) granted to our executives are tied to continued service over a four-year period. We believe that the service vesting requirement under these RSU awards encourages our executives to focus on sustaining our long-term performance. The performance-based RSUs (“PRSUs”) granted to our executives in 2019 are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective, based on the Company’s percentile achievement of relative total shareholder returns (“relative TSR”), against an external comparator group of companies over a three-year performance period running from January 1, 2019 through December 31, 2021 (or, if earlier, the closing date of a change in control; please refer to “—Elements of Compensation—Performance—Based Equity Compensation” below for additional information). Our Compensation Committee believes that relative TSR is an appropriate performance metric for these PRSUs primarily because it is objectively determinable, provides rewards that are aligned to relative performance through varying economic cycles and reflects the delivery of value to stockholders over the three-year performance period.

Our Compensation Committee believes that the elements of our executive compensation program, which include a combination of short- and long-term, as well as fixed and performance-based, compensation, help to align the interests of our executives with the interests of our stockholders. Depicted below is the amount of short-term, long-term, fixed and performance-based compensation paid or granted to our CEO and other named executive officers in 2019.

Executive Compensation Practices and Governance Standards
 We strive to maintain sound compensation practices and governance standards by continually monitoring the evolution of best practices. As in prior years, we incorporated many best practices into our 2019 executive compensation program, including the following:

What We Do:

•	Align a significant portion of our executive pay with performance

•	Make payouts under our executive bonus program only to the extent of achievement of financial objectives

•	Include caps on individual payouts under our annual bonus and equity incentive compensation programs

•	Tie the vesting of our PRSU awards to our percentile achievement of relative TSR against an external comparator group over a three-year performance period

•	Require that our executives and directors maintain a level of ownership of our stock that complies with our stock ownership guidelines

•
Maintain a clawback policy that applies to performance-based incentive compensation if an executive engages in intentional misconduct, intentional violations of Company rules or legal or regulatory requirements or commits fraud that, in each case, results in a material restatement of our financial results

•	Regularly evaluate our share utilization by reviewing the dilutive impact of equity awards as a percentage of our outstanding shares

•	Regularly review the relationship between CEO compensation and company performance

•	Maintain an independent compensation committee and retain compensation consultants and advisers who are independent of management

•	Hold an annual “say on pay” vote

•	Prohibit hedging and pledging of our common stock

•	Prohibit short sales or purchases of equity derivatives of our common stock

What We Don’t Do:

•	Provide offer letters or employment agreements with multi-year guaranteed salary or bonus increases

•
Provide guaranteed minimum payouts under our annual or long-term incentive programs, other than in limited circumstances during the first year of employment, or guaranteed increases in base salary year-over-year

•
Provide tax gross-ups (except with respect to the reimbursement of relocation expenses and when necessary for tax-equalization purposes when an executive works for us across multiple tax jurisdictions and incurs a higher effective tax rate as a result)

•	Provide guaranteed retirement benefits or non-qualified deferred compensation plans

•	Provide excessive perquisites
Determining Executive Compensation
Our Compensation Committee is responsible for reviewing the performance and potential of each of our executives, including our named executive officers, approving the compensation level of each of our executives, establishing criteria for granting equity awards to our executives and other employees, and approving such awards. Our Compensation Committee typically reviews each component of compensation on an annual basis with the goal of allocating compensation between short-term, long-term, fixed and performance-based compensation. The Compensation Committee ensures that the compensation elements for each of our executives are determined in a manner that fulfills the objectives of our executive compensation program.
Our Compensation Committee has not adopted a formal policy for the allocation of compensation between cash and non-cash components or between short-term and long-term components nor has our Compensation Committee adopted a pre-established ratio between the CEO’s compensation and that of the other named executive officers. Rather, our Compensation Committee, which includes experienced directors who serve as members of the boards and compensation committees of other companies, works closely with our CEO and CHRO, discussing with them the Company’s overall performance, the performance of our CEO and CHRO and their evaluation of and compensation recommendations for the other executives, including our other named executive officers. Our Compensation Committee then utilizes its judgment and experience in making all executive compensation determinations. Our Compensation Committee’s determination of compensation levels is based upon what the members of our Compensation Committee deem appropriate, considering information such as the objectives and compensation practices described above, as well as input from our CEO and CHRO, publicly available information on compensation practices in our industry, and information and advice provided by an independent compensation consultant.
Role of our CEO and CHRO
After the end of the year ended December 31, 2019, our Compensation Committee met with our CEO and CHRO to discuss our business performance, their recommendations and their evaluations of the level of achievement of the financial and corporate objectives set for the executive bonus program of the other executives, including the other named executive officers. Our Compensation Committee took into consideration the CEO’s and CHRO’s joint recommendations regarding the achievement of the objectives for the executive bonus program, but made the final decisions as it deemed appropriate. In light of the previously announced proposed merger with Cisco Systems, Inc. (Cisco”), which is expected to close during the second half of Cisco’s 2020 fiscal year, the CEO and CHRO did not make any recommendations to the Compensation Committee on 2020 adjustments to the base salaries and bonus targets of any executives, including the named executive officers.
Role of the Compensation Consultant
In 2018, our Compensation Committee retained Radford, an Aon Consulting Company (“Radford”), which is a nationally recognized compensation consulting firm, to serve as its independent compensation consultant with respect to determining our 2019 executive compensation program. In compliance with the disclosure requirements of the SEC regarding the independence of compensation consultants, our Compensation Committee assessed each of the six independence factors established by the SEC and determined that the engagement of Radford did not raise any conflicts of interest or similar concerns. In addition, our Compensation Committee evaluated the independence of its other outside advisers, including outside legal counsel, considering the same independence factors and concluded their work for our Compensation Committee did not raise any conflicts of interest.
During 2018 and 2019, Radford reported directly to our Compensation Committee and did not provide any non-compensation related services to the Company. When requested by our Compensation Committee, Radford made compensation-related recommendations based on the competitive market data described below of ranges for base salary, annual cash incentive awards and long-term incentive awards that were consistent with the Company’s compensation peer group, for our Compensation Committee to consider. However, Radford did not provide advice with respect to the size of any specific equity award or adjustment to any individual’s compensation. Radford also attended certain Compensation Committee meetings, executive sessions and preparatory meetings with our Compensation Committee chair and certain of our executives, as requested by our Compensation Committee.

Use of Competitive Market Data and Peer Groups
For use in determining our 2019 executive compensation program, in October 2018, our Compensation Committee directed Radford to provide it with competitive market data and analysis based on a select group of peer companies and published survey data, as well as information about current market practices and trends, compensation structures and peer group compensation ranges. The comparative market data Radford provided was based on a compensation peer group selected by our Compensation Committee with input and guidance from Radford and published survey data in cases where there was insufficient data within the peer companies. The compensation peer group was generally comprised of semiconductor and hardware companies that were considered similar to us as of the end of 2018 based on various financial measures such as revenue, market capitalization and growth, and other factors, such as headcount and similarity in compensation philosophies.
For 2019, our compensation peer group consisted of the following 17 semiconductor and hardware companies:

Ambarella, Inc.	Inphi Corp.	Oclaro, Inc.
Applied Optoelectronics, Inc.	IPG Photonics Corp.	Power Integrations, Inc.
Cognex Corp.	Lumentum Holdings Inc.	Semtech Corp.
Finisar Corporation*	MACOM Technology Solutions Holdings, Inc.	Silicon Laboratories Inc.
II-VI Incorporated	MaxLinear, Inc.	Ubiquiti Networks, Inc.
Infinera Corporation	Mellanox Technologies, Ltd.
* Finisar Corporation was subsequently acquired by II-VI Incorporated.
Applied Optoelectronics, Inc., Finisar Corporation, II-VI Incorporated and Power Integrations, Inc. were added to our peer group for 2019, while Cavium, Inc. and Gigamon Inc. were removed as a result of acquisition.
In connection with determining our 2019 executive compensation program, our Compensation Committee reviewed, for reference, materials prepared by Radford showing peer group compensation levels and practices. Our Compensation Committee used the compensation market data included in those materials and considered the base salary, annual cash incentive award and long-term incentive award peer group compensation ranges provided by Radford in determining the base salary, annual cash incentive awards and long-term incentive awards provided to each of our executives, including our named executive officers, in 2019.
Our Compensation Committee may replace some or all of these companies with others from time to time as changes in market positions and company size, including our own, may suggest more representative peer group companies.
Elements of Compensation
We regularly evaluate how to best compensate our executives based upon market data and the extensive experience of our Compensation Committee with retention and performance practices. For 2019, our executive compensation program had three primary elements, in addition to certain benefits and perquisites:

•	Base salary;

•	Short-term, performance-based annual cash incentive program, or our executive bonus program; and

•	Long-term, equity incentive compensation program, including PRSUs.
Base Salaries
Base salary is provided to ensure that we are able to attract and retain highly-skilled and talented executives. It is intended to provide a fixed level of overall compensation that does not vary based on performance or changes in stockholder value, thereby ensuring that our executives can maintain a standard of living commensurate with their skill sets and experience. Our Compensation Committee believes that base salary should reflect the experience, knowledge, skills and performance records our executives, including our named executive officers, bring to their positions and the general market conditions in the country in which the executives are located. We do not have employment agreements with our employees, including our executives and named executive officers, except where required by local law, and which do not guarantee a minimum period of employment or minimum base salary. See the “Employment and Compensation Arrangements with Named Executive Officers” section of this Compensation Discussion and Analysis for additional information related to the offer letters and other contractual arrangements that we have provided to our named executive officers.
Generally, our Compensation Committee reviews the base salaries of our executives, including our named executive officers, on an annual basis. Our Compensation Committee determines changes in base salaries based on various factors, including the importance of the executive’s role in our overall business, performance and potential of the executive, general performance of our company, market practices in the country where the named executive officer is located, competitive market data and analysis provided by Radford based on our selected peer group companies and other publicly available information on compensation practices in our industry. Our Compensation Committee does not assign a specific weight to any single factor in making decisions regarding base salary adjustments. In connection with such review, our CEO and CHRO provide joint recommendations and rankings of the executives who directly report to our CEO, including our named executive officers, and our Compensation Committee considers their recommendations in setting the base salaries of such executives. Our Compensation Committee believes that the base salary adjustments in 2019 were necessary to maintain a level of total target cash compensation paid to our executives, including our named executive officers, at or, with respect to our founders, above market when compared to similarly situated companies. However, our CEO, whose base salary was increased in 2019, nevertheless continues, at his request, to receive below market total target cash compensation, with a more significant portion of his total compensation tied to long-term Company performance.
The following table sets forth the base salary for our named executive officers for 2018 and 2019:

Named Executive Officer	2018 Base Salary (1)	2019 Base Salary (1)	% Change
Murugesan “Raj” Shanmugaraj	$358,000	$385,000	7.5%
John F. Gavin	$330,000	$372,500	12.9%
Eric L. Fisher	$330,000	$354,800	7.5%
Benny P. Mikkelsen	$330,000	$354,800	7.5%
Bhupendra C. Shah	$315,000	$330,800	5.0%

(1)	Salary changes are effective as of January 1st of the applicable year.
Annual Cash Incentive Compensation
We provide an annual cash incentive compensation opportunity to our executives, including our named executive officers, under our executive bonus program. Our Compensation Committee believes that our executive bonus program is an important motivating factor for our executives, in addition to being a significant factor in attracting and retaining our executives. Our executive bonus program is designed to provide rewards to our executives, including our named executive officers, for the Company’s financial performance during the most recent year. We believe that the immediacy of these cash bonuses provides a significant incentive to our executives towards achieving our financial objectives and our overall long-term and strategic goals.
Our Compensation Committee approved our 2019 executive bonus program in February 2019 with input from our CEO and CHRO. Our 2019 executive bonus program was designed to award cash incentive payments for performance in 2019 to our executives, including our named executive officers, based on the achievement of a revenue performance objective and a non-GAAP income from operations performance objective. In connection with its approval of our 2019 executive bonus program, our Compensation Committee also determined, in consultation with our CEO and CHRO and after taking into consideration our performance for the immediately preceding year, target bonus amounts, represented as a percentage of the base salary in effect on December 31, 2019, for each executive, including our named executive officers. When determining the target bonus amounts for each of our executives, including our named executive officers, our Compensation Committee also considered materials and recommendations, including peer group compensation data, from Radford. Our Compensation Committee believes that the bonus adjustments in 2019 were necessary to maintain a level of total target cash compensation paid to our executives, including our named executive officers, at or, with respect to our founders, above market when compared to similarly situated companies.
The following table sets forth the target bonus amounts for each of our named executive officers under our executive bonus program for 2018 and 2019.

	2018 Target Bonus	2019 Target Bonus
Named Executive Officer	(% of annual base salary) (1)	(% of annual base salary) (1)	% Change
Murugesan “Raj” Shanmugaraj	85%	85%	—%
John F. Gavin	60%	65%	8.3%
Eric L. Fisher	60%	65%	8.3%
Benny P. Mikkelsen	60%	65%	8.3%
Bhupendra C. Shah	60%	65%	8.3%

(1)	Bonus target changes are effective as of January 1st of the applicable year.

In 2018 and 2019, for all executives including our CEO, 50% of the total target bonus amount was subject to the achievement of the revenue target and 50% of the total target bonus amount was subject to the achievement of the non-GAAP income from operations target. For the purpose of our updated 2019 executive bonus program, the target revenue performance objective was $440.1 million and the target non-GAAP income from operations performance objective was $68.8 million. We define revenue as the total revenues as reported in the Company’s 2019 consolidated income statements and we define non-GAAP income from operations as GAAP income from operations as reported on the Company’s consolidated income statements, excluding the impact of stock-based compensation, warranty and other charges arising from a manufacturing process quality issue, ZTE-related inventory write-offs and subsequent adjustments, certain litigation related costs and settlement reserves and acquisition related costs. The performance levels approved by our Compensation Committee were determined, at the time of approval, to be challenging but attainable without taking excessive risk.
The actual bonus amount payable to our executives with respect to the revenue objective and non-GAAP income from operations objective is dependent on achievement of such objectives at no less than the “threshold” level. Once the “threshold” level has been achieved or exceeded, the actual bonus amount payable with respect to such objective is determined by multiplying the portion of the total target bonus amount subject to such objective by the associated multiplier set forth directly across from the actual percent of achievement in the table below, with performance between the established performance levels and the associated multipliers determined on a straight-line basis. By way of example, if the revenue objective had been met at “threshold” the actual bonus amount payable to our CEO with respect to such objective would have been $385,000 multiplied by (85% * 50% * 50%), or $81,812 in actual bonus amount attributable to revenue objective. This same calculation would then be conducted with respect to the non-GAAP income from operations objective. As a result, the actual bonus amount payable to our executives, including our named executive officers, under our executive bonus program could range from 0% to up to 200% of the total target bonus amount for each of the revenue objective and the non-GAAP income from operations objective.

Revenue Objective Performance Level	Achievement of Revenue Objective	Revenue Objective Multiplier
Below Threshold	—	—
Threshold	85%	50%
Target	100%	100%
Stretch	115%	150%
Maximum	125%	200%

Non-GAAP Income from Operations Performance Level	Achievement of Non-GAAP Income from Operations Objective	Non-GAAP Income from Operations Multiplier
Below Threshold	—	—
Threshold	60%	50%
Target	100%	100%
Stretch	140%	150%
Maximum	170%	200%

In February 2020, our Compensation Committee reviewed actual achievement against the performance target levels and determined the amount of bonuses to be paid under our 2019 executive bonus program. Because the Company’s 2019 revenues of $464.7 million and non-GAAP income from operations of $70.4 million came in above the threshold amounts set forth above, our Compensation Committee determined that the revenue and non-GAAP income from operations targets were achieved at the rate of 106% and 102%, respectively. This resulted in a combined achievement rate, after the imposition of the multipliers described above, of 111% for each of our executives, including our named executive officers.
The following table sets forth the 2019 target and actual bonus amounts for each of our named executive officers under our 2019 executive bonus program and the 2018 actual bonus amounts for each of our named executive officers under our 2018 executive bonus program.

Named Executive Officer	2019 Target Bonus	2019 Payment	2018 Payment
Murugesan “Raj” Shanmugaraj	$327,250	$363,248	$380,375
John F. Gavin	$242,125	$268,759	$247,500
Eric L. Fisher	$230,620	$255,988	$247,500
Benny P. Mikkelsen	$230,620	$255,988	$247,500
Bhupendra C. Shah	$215,020	$238,672	$236,250
Long-Term Equity Incentive Compensation
Our executives, including our named executive officers, are eligible to receive long-term equity incentive awards, which are intended to align their interests with the interests of our stockholders. Since the completion of our initial public offering in 2016, our long-term equity incentive compensation awards have been made in the form of RSUs that are settled in shares of our common stock. We believe that long-term equity incentive awards provide a strong link between our executives’ compensation and our long-term performance and the creation of stockholder value.
All RSU awards are approved by our Compensation Committee. Our Compensation Committee grants long-term equity incentive awards to our executives, including our named executive officers, on an annual basis, generally in the first quarter of the year. In determining the size of long-term equity incentive awards for our executives, our Compensation Committee reviews competitive market data provided by Radford and grants awards intended to be competitive with the prevailing market practice. In addition to the competitive market data, our Compensation Committee also considers a number of other factors including the recommendations of our CEO and CHRO (except with respect to their own awards), our company’s overall performance, the individual executive’s performance, the relative ease or difficulty of replacing the executive with a well-qualified person and the number of well-qualified candidates available to assume the executive’s role, the amount of equity previously awarded to the executive as well as the portion of previously awarded equity that remains unvested and the Company’s annual equity burn rates.
Time-Based Equity Awards
In 2019, our Compensation Committee granted RSUs to our executives, including our named executive officers. The number of shares subject to these RSUs was determined by dividing the “Target Value” shown below by $44.43, the closing price of a share of our common stock on the Nasdaq Global Select Market on February 14, 2019, which was the grant date of such RSUs, rounded down to the next whole share.

Named Executive Officer	2019 Target Value	Shares Underlying RSUs (#)
Murugesan “Raj” Shanmugaraj	$1,125,600	25,334
John F. Gavin	$737,000	16,587
Eric L. Fisher	$703,500	15,833
Benny P. Mikkelsen	$703,500	15,833
Bhupendra C. Shah	$703,500	15,833
These RSUs vest over a period of four years of continued employment, with 25% vesting on each anniversary of the vesting commencement date. Vesting of RSUs is subject to the applicable named executive officer’s continued provision of services to the Company through the applicable vesting date, except in the case of death or disability where vesting will accelerate in full. We believe that time-based vesting promotes retention by providing an incentive for our executives to remain in our employment throughout the vesting period. These RSUs are subject to the acceleration provisions of the Acacia Communications, Inc. Severance and Change in Control Benefits Plan (the “Severance Plan”). Please refer to the “Other Benefits—Severance and Change in Control Benefits” section of this Compensation Discussion and Analysis for additional information.
Performance-Based Equity Awards
In 2019, our Compensation Committee also granted PRSUs to our executives, including our named executive officers. These PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective, based on the Company’s percentile achievement of relative TSR against the external comparator group described below over the three-year performance period, running from January 1, 2019 through December 31, 2021. The number of target shares subject to the PRSUs granted to our named executive officers in 2019 by our Compensation Committee was determined by dividing the “Target Value” shown below by $44.43, the closing price of a share of our common stock on the Nasdaq Global Select

Market on February 14, 2019, which was the grant date of such PRSUs, rounded down to the next whole share. The maximum number of shares subject to the PRSUs granted to our named executive officers in 2019 was then determined by multiplying the number of “Shares Underlying PRSUs (Target)” below by 200%.

Named Executive Officer	2019 Target Value	Shares Underlying PRSUs (Target) (#)	Shares Underlying PRSUs (Maximum) (#)
Murugesan “Raj” Shanmugaraj	$554,400	12,478	24,956
John F. Gavin	$363,000	8,170	16,340
Eric L. Fisher	$500,000	11,253	22,506
Benny P. Mikkelsen	$346,500	7,798	15,596
Bhupendra C. Shah	$346,500	7,798	15,596
The payout matrix for the PRSUs granted in 2019 is presented in the table below (if performance is between the specified levels, the payout will be interpolated):

Relative TSR Percentile Rank	Payout Factor
≥ 90th Percentile	200%
75th Percentile	150%
50th Percentile	100%
35th Percentile	50%
< 35th Percentile	—

Achievement of the performance objective is determined and certified by our Compensation Committee following the end of the three-year performance period. Vesting of the PRSUs is also subject to the applicable executive’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the performance period. If the relative TSR of our common stock over the three-year performance period is below the 35th percentile, the PRSU awards granted to our executives will be forfeited. In the event of a “change in control” of our company during the performance period, pursuant to which consideration is received by holders of our common stock, the performance period will be deemed to end upon the closing date of the change in control and achievement of the relative TSR objective will be determined based on the price paid to holders of our common stock in connection with the change in control.
For purposes of our 2019 PRSUs, our external comparator group consisted of the following 13 companies, which our Compensation Committee determined were similar to our company in terms of key drivers of stockholder value, including business model and strategic focus.

ADVA Optical Networking SE	Infinera Corporation	Marvell Technology Group Ltd.
Applied Optoelectronics, Inc.	Inphi Corporation	MaxLinear, Inc.
Ciena Corporation	Lumentum Holdings Inc.	Mellanox Technologies, Ltd.
Finisar Corporation*	MACOM Technology Solutions Holdings, Inc.	Neophotonics Corporation
II-VI Incorporated
* Finisar Corporation was subsequently acquired by II-VI Incorporated.
Other Benefits
Employee Benefits and Perquisites
Our executives, including our named executive officers, are eligible to participate in the same benefits that are provided to all employees generally, including medical, dental and vision benefits, group term life insurance, charitable gift matching program and participation in our 401(k) plan, which includes matching of employee 401(k) contributions up to a specified amount.
Severance and Change in Control Benefits

The Severance Plan provides severance benefits to our executives, including our named executive officers, if their employment is terminated by us “without cause” or, only in connection with a “change in control” of our company, they terminate their employment with us for “good reason” (as each of those terms is defined in the Severance Plan), and additional severance benefits if such terminations occur within one year of a “change in control” (as defined in the Severance Plan) of our company. For purposes of the Severance Plan, the merger with Cisco would constitute a change in control of our company.
Under the Severance Plan, if we terminate an eligible executive’s employment without cause prior to or more than 12 months following the closing of a change in control of our company (an “Involuntary Termination”), the executive is entitled to:

•	continue receiving his or her base salary for a specified period following the date of termination (in the case of our CEO, for 12 months, and, in the case of all other participants, for nine months);

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

•	the amount of any unpaid annual bonus determined by our Board of Directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination.
In addition, under the terms of the Severance Plan, in the case of an Involuntary Termination, all the executive’s outstanding equity awards that vest solely based on the passage of time will be accelerated and become vested to the extent the award would have vested if the executive had remained employed through a specified period following the date of termination (in the case of our CEO, for 12 months, and, in the case of all other participants, for nine months). The vesting of outstanding performance-based equity awards in connection with an Involuntary Termination is determined in accordance with the terms of the applicable award agreements.
The Severance Plan also provides that, if, within 12 months following a change in control of our company, we terminate an eligible executive’s employment without cause or such executive terminates his or her employment with us for good reason (a “Change in Control Termination”), the executive is entitled to the following benefits:

•	a single lump-sum payment equal to a percentage of his or her annual base salary;

•	a single lump sum payment in an amount equal to a percentage of his or her target annual bonus for the year in which the termination of employment occurs;

•
Company contributions to the cost of health care continuation under COBRA, for U.S. based eligible executives, or substantially equivalent medical benefits for non-U.S. based eligible executives, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive is then receiving a stipend from us in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment);, and

•	the amount of any unpaid annual bonus determined by our Board of Directors to be payable to the executive for any completed bonus period which ended prior to the date of such executive’s termination.
In addition, under the terms of the Severance Plan, in the case of a Change in Control Termination, all of the executive’s outstanding unvested time-based equity awards will immediately vest in full on the date of such termination. The vesting of outstanding performance-based equity awards in connection with a Change in Control Termination is determined in accordance with the terms of the applicable award agreements.
Notwithstanding the terms of the Severance Plan, each of Messrs. Shanmugaraj and Mikkelsen have entered into employment agreements with Cisco (or an affiliate of Cisco) that become effective upon the closing of the merger and supersede the Severance Plan such that each of these executives would not be entitled to the benefits described above upon a qualifying termination of employment following the closing of the merger and would instead be entitled to the benefits set forth in their respective Cisco employment agreements.

Each executive is also entitled to certain severance benefits upon a termination of employment due to the death or disability (as described in the Severance Plan), which severance benefits are not enhanced in connection with a change of control of our company.

All payments and benefits provided under the Severance Plan are contingent upon the execution and effectiveness of a release of claims by the executive in our favor and continued compliance by the executive with any proprietary information and inventions, nondisclosure, non-competition, non-solicitation (or similar) agreement to which we and the executive are party.
In addition to benefits provided under the Severance Plan, under the terms of award agreements between us and our executives for equity awards issued to the executives prior to our initial public offering, upon the occurrence of a change in control of our company, the executive will get credit for an additional six months of service.
Please refer to the “Potential Payments Upon Termination or Change in Control” table included in this Form 10-K/A for the estimated amounts payable to each of our named executive officers pursuant to the Severance Plan in the event of an Involuntary Termination, a Change in Control Termination or a Death or Disability Termination.
Employment and Compensation Arrangements with Named Executive Officers

Offer Letters and Employment Agreements
We have entered into employee offer letters with each of our executives, including our named executive officers, other than one executive, who was not one of our named executive officers in 2019 and whose primary location of employment is Denmark, pursuant to which such executives are employed “at will,” meaning that, subject to any statutorily imposed notice period, the executive or we may terminate the employment arrangement at any time. Such offer letters establish the executive’s title, initial compensation arrangements and eligibility for benefits made available to employees generally. Because employment agreements are required under Danish law, we, through our wholly owned subsidiary Acacia Communications Europe A/S, entered into an employment agreement with our Denmark-based executive, which is generally consistent with the offer letters provided to our other named executive officers, except that the employment agreement provides for a statutorily required six months’ notice period prior to the termination of the executive’s employment by us or by the executive (which would run concurrently with any severance period that the executive is eligible to receive). Except with respect to the employee offer letter that we entered into with Mr. Fisher upon the commencement of his employment in 2017, our employee offer letters do not guarantee minimum payout under our executive bonus program. Under the employee offer letter that we entered into with Mr. Fisher, we guaranteed payout of 100% of his pro-rated 2017 executive bonus.
For information regarding the employment agreements entered into between each of Messrs. Shanmugaraj and Mikkelsen and Cisco (or an affiliate of Cisco) see “The Merger—Interests of Certain Persons in the Merger—Severance/Change in Control Benefits and Employment Agreements” section included in the Company’s definitive proxy statement filed with the SEC on August 7, 2019, as subsequently amended and supplemented.
Other Agreements
We have also entered into non-competition, non-solicitation, confidentiality and assignment agreements with each of our executives, including our named executive officers. Under the non-competition, non-solicitation, confidentiality and assignment agreements, each executive has agreed (i) not to compete with us during his or her employment and for a period of one year after the termination of his employment, (ii) not to solicit our employees or customers during his or her employment and for a period of one year after the termination of his or her employment, (iii) to protect our confidential and proprietary information, and (iv) to assign to us related intellectual property that is developed during the course of his or her employment, that results from tasks assigned by us or that results from the use of our property, premises, or confidential information.
Other Compensation Practices and Policies
Clawback Policy
In March 2019, our Compensation Committee approved a clawback policy that is applicable in the event of (1) a restatement of our financial results for periods ending on or after the policy effective date due to our material noncompliance with any financial reporting requirement under the U.S. federal securities laws and (2) a determination by our Board of Directors, or a committee thereof, that an act or omission of a current or former executive officer of the Company involving intentional misconduct, intentional violation of any of Company rules or any applicable legal or regulatory requirements or fraud, in each case, contributed to the circumstances requiring the restatement. The clawback policy applies to current and former “executive officers” as defined under Rule 3b-7 and Rule 16(a)-1(f) of the Exchange Act (“Section 16 officers”), which includes our named executive officers and our Principal Accounting Officer, and to performance-based incentive compensation that is granted after the policy effective date.
Under the clawback policy, our Board of Directors, or a committee thereof, can, in its discretion, recover from the Section 16 officer who engaged in the intentional misconduct, intentional violation of Company rules or legal or regulatory requirements or fraud, up to 100% of any performance-based incentive compensation, including compensation under our executive bonus and performance-based equity incentive programs, received by such Section 16 officer from the Company during the one-year period preceding the date on which we are required to prepare the restatement of our financial results.
The Dodd-Frank Act requires the SEC to direct the national securities exchanges to prohibit the listing of any security of an issuer that does not develop and implement a clawback policy. At this time, the SEC has not finalized rules related to clawback policies. We intend to update our clawback policy to reflect any applicable rules implementing the Dodd-Frank Act clawback requirements that are finalized, released and become effective.
Further, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, our CEO and CFO could be required to reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the twelve months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of our securities during those twelve months.
Anti-Hedging and Anti-Pledging Policies and 10b5-1 Plan Guidelines
Our insider trading policy prohibits all members of our Board of Directors, executives, and other employees from buying our securities on margin, holding such securities in a margin account, buying or selling derivatives on such securities, and engaging in short sales involving such securities. In addition, our insider trading policy prohibits all members of our Board of Directors, executives, and other employees from pledging our securities as collateral for a loan. Our employees, including our executive officers, are subject to our 10b5-1 plan guidelines, which impose restrictions on the purchase and sale of shares of our common stock pursuant to 10b5-1 plans. These guidelines impose on our executive officers a limitation on the percentage of their stock holdings that may be sold in any calendar year and rolling 12-month period.
Executive Officer Stock Ownership Guidelines
In March 2019, our Compensation Committee adopted executive officer stock ownership guidelines applicable to our Section 16 officers, which includes our named executive officers. Shares owned outright by our Section 16 officers, including shares purchased on the open market or acquired through participating in our employee stock purchase plan, and shares subject to unvested RSUs count toward meeting this objective. Unearned PRSUs and unexercised stock options are excluded. Our executive officer stock ownership guidelines require that our Section 16 officers, other than our CEO, hold equity in the Company with a value equal to at least one times the Section 16 officer’s annual base cash compensation, and that our CEO hold equity in the Company with a value equal to at least three times his annual base cash compensation.  Our executive officer stock ownership guidelines provide for a five-year phase-in period from the time the Section 16 officer first becomes subject to the guidelines and compliance with the guidelines is measured on December 31st of each year. Similar to our non-executive director stock ownership guidelines, our executive officer stock ownership guidelines include certain share retention obligations that apply to Section 16 officer who have not met the minimum equity ownership requirements by the end of their phase-in date or who cease to hold the minimum equity ownership at any time following such date.
Tax Deductibility
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation in excess of $1 million paid in any taxable year to each of certain of the company’s current and former executive officers. Historically, compensation that qualified under Section 162(m) as performance-based compensation was exempt from the deduction limitation. However, subject to certain transition rules, the tax reform legislation signed into law on December 22, 2017 eliminated the qualified performance-based compensation exception. As a result, for taxable years beginning after December 31, 2017, all compensation in excess of $1 million paid in any taxable year to each of the specified officers that is not covered by the transition rules will not be deductible by us. Our Board of Directors reviews the potential effect of Section 162(m) periodically and reserves the right to use its business judgment to authorize compensation payments that may be subject to the limitation under Section 162(m) when the Board of Directors believes that compensation is appropriate and in the best interests of our company and our stockholders.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic, Compensation - Stock Compensation (“ASC Topic 718”), for our stock-based compensation awards to employees. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock awards (“RSAs”), RSUs and PRSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executives may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an employee or director is required to render service in exchange for the option or other award. Our Compensation Committee considers the impact of ASC Topic 718 when making equity-based awards.
Indemnification of Officers and Directors
Our restated certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	for voting or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

•	for any transaction from which the director derived an improper personal benefit.
Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our restated certificate of incorporation provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.
We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with all of our directors. These indemnification agreements may require us, among other things, to indemnify each such director and executives for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him in any action or proceeding arising out of his service as one of our directors.
Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board of Directors. We have agreed that we will be the indemnitor of “first resort,” however, with respect to any claims against these directors for indemnification claims that are indemnifiable by both us and their employers. Accordingly, to the extent that indemnification is permissible under applicable law, we will have full liability for such claims (including for the advancement of any expenses) and we have waived all related rights of contribution, subrogation or other recovery that we might otherwise have against these directors’ employers.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee

Stan J. Reiss (Chair)
David J. Aldrich
Laurinda Y. Pang

Summary Compensation Table
The following table presents information regarding the total compensation awarded to, earned by, or paid to our named executive officers. Mr. Fisher’s compensation for the year ended December 31, 2017 has not been included in the table below because Mr. Fisher was not a named executive officer for 2017.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Murugesan “Raj” Shanmugaraj	2019	384,377	1,843,324	363,248	(2)	35,320	(3)	2,626,269
President and Chief Executive Officer and Director	2018	357,558	1,791,166	380,375	(4)	34,497		2,563,596
	2017	334,616	3,445,617	—		28,930		3,809,163
John F. Gavin	2019	371,519	1,206,899	268,759	(2)	35,434	(5)	1,882,611
Chief Financial Officer	2018	329,327	1,169,440	247,500	(4)	40,264		1,786,531
	2017	294,327	2,146,256	17,700	(6)	28,951		2,487,234
Eric L. Fisher	2019	354,228	1,350,733	255,988	(2)	433,659	(7)	2,394,608
Vice President of Global Sales	2018	330,000	1,119,456	247,500	(4)	44,567		1,741,523
Benny P. Mikkelsen	2019	354,228	1,152,001	255,988	(2)	34,028	(8)	1,796,245
Founder, Chief Technology Officer and Director	2018	329,327	1,119,456	247,500	(4)	27,701		1,723,984
	2017	294,327	2,146,256	17,700	(6)	46,556		2,504,839
Bhupendra C. Shah	2019	330,435	1,152,001	238,672	(2)	29,777	(9)	1,750,885
Vice President of Engineering	2018	314,616	1,119,456	236,250	(4)	32,851		1,703,173
	2017	294,327	2,146,256	17,700	(6)	29,984		2,488,267

(1)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs and PRSUs granted to our named executive officers during the applicable year pursuant to our 2016 Equity Incentive Plan, as computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs and PRSUs reported in this column are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates—Stock-Based Compensation” section of our Annual Report on Form 10-K for the year ended December 31, 2019. In accordance with the rules promulgated by the SEC, the amounts shown for awards with performance and service-based vesting conditions exclude the impact of estimated forfeitures. The aggregate grant date fair value of the PRSUs is based on a Monte Carlo simulation valuation model that assumed the probable outcome of the achievement of the applicable objectives, if applicable. In February 2019, our Compensation Committee determined and certified that, with respect to the PRSUs granted in 2017, which had a revenue growth objective and a stock price objective, the performance objectives had not been achieved during the performance period and, as a result, no PRSUs were earned and these PRSUs were forfeited. The grant date maximum value of the 2018 stock awards for Mr. Shanmugaraj was $1,951,936, for Mr. Gavin was $1,269,906 and for Messrs. Fisher, Mikkelsen, and Shah was $1,219,921, each determined by multiplying the total number of RSUs and maximum PRSUs by $39.02, the closing price of a share of our common stock on the Nasdaq Global Select Market on February 7, 2018, which was the grant date of the 2018 stock awards. The grant date maximum value of the 2019 stock awards for Mr. Shanmugaraj was $2,234,385, for Mr. Gavin was $1,462,947, for Mr. Fisher was $1,703,402, and for Messrs. Mikkelsen and Shah was $1,396,390 each, determined by multiplying the total number of RSUs and maximum PRSUs by $44.43, the closing price of a share of our common stock on the Nasdaq Global Select Market on February 14, 2019, which was the grant date of the 2019 stock awards.

(2)	The amount shown represents an amount earned for 2019 performance that was paid in 2020.

(3)
The amount shown includes the following benefits paid by us on behalf of Mr. Shanmugaraj: (a) $11,200 in matching contributions for our 401(k) plan, (b) $16,413 in insurance premiums related to our company health plan, (c) $3,564 for insurance premiums related to our group term life insurance and (d) $4,143 for insurance premiums related to our long term disability.

(4)	The amount shown represents an amount earned for 2018 performance that was paid in 2019.

(5)
The amount shown includes the following benefits paid by us for the benefit of Mr. Gavin: (a) $11,200 in matching contributions for our 401(k) plan, (b) $16,818 in insurance premiums related to our company health plan, (c) $3,564 in insurance premiums related to our group term life insurance and (d) $3,852 in insurance premiums related to our long term disability.

(6)	The amount shown represents an amount earned for 2017 performance that was paid in 2018.

(7)
The amount shown includes the following benefits paid by us for the benefit of Mr. Fisher: (a) $8,856 in matching contributions for our 401(k) plan, (b) $500 in matching contributions for our Health Savings Account plan, (c) $16,818 in insurance premiums related to our company health plan, (d) $810 in insurance premiums related to our group term life insurance, (e) $2,928 in insurance premiums related to our long term disability and (f) $50 for a charitable contribution match. In addition, the amount shown includes a gross-up payment of $403,697 for tax equalization purposes as Mr. Fisher works for us across multiple tax jurisdictions and incurs a higher effective tax rate as a result.

(8)
The amount shown includes the following benefit paid by us for the benefit of Mr. Mikkelsen: (a) $11,200 in matching contributions for our 401(k) plan, (b) $16,761 in insurance premiums related to our company health plan, (c) $2,322 in insurance premiums related to our group term life insurance and (d) $3,745 in insurance premiums related to our long term disability.

(9)
The amount shown includes the following benefits paid by us for the benefit of Mr. Shah: (a) $11,200 in matching contributions for our 401(k) plan, (b) $11,560 in insurance premiums related to our company health plan, (c) $3,564 in insurance premiums related to our group term life insurance, (d) $3,328 in insurance premiums related to our long term disability and (e) $125 for a charitable contribution match.

The sum of individual components discussed in the footnotes above or other tables included in this Form 10-K/A may not equal the totals reflected in the Summary Compensation Table due to rounding.

2019 Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2019.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold (#)	Target (#)	Maximum (#)
Murugesan “Raj” Shanmugaraj	2/14/2019	6,239	12,478	24,956	—	717,735
	2/14/2019		—	—	25,334	1,125,590
John F. Gavin	2/14/2019	4,085	8,170	16,340	—	469,938
	2/14/2019		—	—	16,587	736,960
Eric L. Fisher	2/14/2019	5,626	11,253	22,506	—	647,273
	2/14/2019		—	—	15,833	703,460
Benny P. Mikkelsen	2/14/2019	3,899	7,798	15,596	—	448,541
	2/14/2019		—	—	15,833	703,460
Bhupendra C. Shah	2/14/2019	3,899	7,798	15,596	—	448,541
	2/14/2019		—	—	15,833	703,460

(1)
Represents the aggregate number of shares underlying PRSUs granted to our named executive officers under our 2016 Equity Incentive Plan in 2019 that may be earned if the relative TSR objective is achieved at the target or maximum performance level. The performance period for the relative TSR objective is three years running from January 1, 2019 to December 31, 2021 and, if our Compensation Committee determines and certifies that the performance objective has been achieved, such PRSUs would vest in full following the end of the performance period. For a description of the PRSUs granted in 2019, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation—Performance Based Equity Awards” included in this Form 10-K/A.

(2)
Consists of the aggregate number of shares underlying RSU awards granted to our named executive officers under our 2016 Equity Incentive Plan in 2019. These RSUs vest over a period of four years of continued employment, with 25% vesting on each anniversary of the vesting commencement date.

(3)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs and PRSUs granted to our named executive officers during the applicable year pursuant to our 2016 Equity Incentive Plan, as computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs and PRSUs reported in this column are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates—Stock-Based Compensation” section of our Annual Report on Form 10-K for the year ended December 31, 2019. In accordance with the rules promulgated by the SEC, the amounts shown for awards with performance-based vesting exclude the impact of estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(1)
Murugesan “Raj” Shanmugaraj					25,334	(2)	1,717,899
					27,063	(3)	1,835,142
					18,175	(4)	1,232,447
					15,000	(5)	1,017,150
								12,478	(6)	846,133
								6,970	(7)	472,636
John F. Gavin	166,500	(8)	0.41	3/15/2022	16,587	(9)	1,124,764
					17,875	(10)	1,212,104
					11,360	(11)	770,322
					12,500	(12)	847,625
								8,170	(6)	554,008
								4,356	(7)	295,380
Eric L. Fisher					15,833	(13)	1,073,636
					16,914	(14)	1,146,938
					18,574	(15)	1,259,503
								11,253	(6)	763,066
								4,356	(7)	295,380
Benny P. Mikkelsen					15,833	(13)	1,073,636
					16,914	(14)	1,146,938
					11,360	(11)	770,322
					12,500	(12)	847,625
								7,798	(6)	528,782
								4,356	(7)	295,380
Bhupendra C. Shah	18,546	(16)	0.41	3/1/2023	15,833	(13)	1,073,636
					16,914	(14)	1,146,938
					11,360	(11)	770,322
					12,500	(12)	847,625
								7,798	(6)	528,782
								4,356	(7)	295,380

(1)	The value of equity awards is based on $67.81, the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2019.

(2)
Represents an RSU award granted on February 14, 2019 for 25,334 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2020, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2023.

(3)
Represents an RSU award granted on February 7, 2018 for 36,084 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2019, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2022.

(4)
Represents an RSU award granted on March 17, 2017 for 36,350 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on March 17, 2018, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on March 17, 2021.

(5)
Represents an RSU award granted on April 28, 2016 for 60,000 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on May 12, 2017, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on May 12, 2020.

(6)
Represents the aggregate number of shares underlying PRSUs granted to our named executive officers on February 14, 2019 under our 2016 Equity Incentive Plan that may be earned if the relative TSR objective is achieved at the target performance level. The performance period for the relative TSR objective is three years running from January 1, 2019 to December 31, 2021 and, if our Compensation Committee determines and certifies that the performance objective has been achieved, such PRSUs would vest in full following the end of the performance period. For a description of the PRSUs granted in 2019, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation—Performance Based Equity Awards” included in this Form 10-K/A.

(7)
Represents the aggregate number of shares underlying PRSUs granted to our named executive officers on February 7, 2018 under our 2016 Equity Incentive Plan that may be earned if the relative TSR objective is achieved at the target performance level. The performance period for the relative TSR objective is three years running from January 1, 2018 to December 31, 2020 and, if our Compensation Committee determines and certifies that the performance objective has been achieved, such PRSUs would vest in full following the end of the performance period. For a description of the PRSUs granted in 2018, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation—Performance Based Equity Awards” included in this Form 10-K/A.

(8)	Represents a stock option award granted on March 15, 2012 for 220,000 shares of common stock under our 2009 Stock Plan that fully vested on February 27, 2017.

(9)
Represents an RSU award granted on February 14, 2019 for 16,587 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2020, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2023.

(10)
Represents an RSU award granted on February 7, 2018 for 23,833 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2019, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2022.

(11)
Represents an RSU award granted on March 17, 2017 for 22,719 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on March 17, 2018, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on March 17, 2021.

(12)
Represents an RSU award granted on April 28, 2016 for 50,000 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on May 12, 2017, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on May 12, 2020.

(13)
Represents an RSU award granted on February 14, 2019 for 15,833 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2020, with the reminder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2023.

(14)
Represents an RSU award granted on February 7, 2018 for 22,552 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on February 1, 2019, with the remainder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on February 1, 2022.

(15)
Represents an RSU award granted on July 5, 2017 for 37,147 shares of common stock under our 2016 Equity Incentive Plan. 25% of the RSUs vested on July 5, 2018, with the reminder vesting in equal installments of 25% on each one-year anniversary thereafter, and will become fully vested on July 5, 2021.

(16)	Represents a stock option award granted on March 1, 2013 for 56,364 shares of common stock under our 2009 Stock Plan that fully vested on March 1, 2018.

2019 Stock Vested Table
The following table sets forth information regarding the vesting of stock awards for each of our named executive officers during the year ended December 31, 2019. There were no option exercises by our named executive officers in 2019.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($) (1)
Murugesan “Raj” Shanmugaraj	51,403	2,692,407
John F. Gavin	29,682	1,555,052
Eric L. Fisher	14,925	690,018
Benny P. Mikkelsen	42,112	2,223,197
Bhupendra C. Shah	31,580	1,659,901

(1)	The value realized on vesting is based on the closing market price per share of our common stock on the vesting date, multiplied by the number of shares that vested.

CEO Pay Ratio
Our CEO pay ratio is calculated in accordance with Item 402(u) of Regulation S-K and provides a reasonable estimate of the ratio of our CEO’s annual total compensation, as reported in the “Summary Compensation Table” included in this Form 10-K/A, to the median of the annual total compensation of all employees other than the CEO.

CEO total compensation	$2,626,269
Median employee annual total compensation	$206,085
Ratio of our CEO to median employee	12.7 to 1
In determining the median employee, we used the methodology, assumptions, and estimates described below:

•	We identified the median employee by reviewing the base salary, target bonus amount, and equity awards for all employees worldwide, excluding our CEO, who were employed on December 31, 2019.

•	We included employees working on a full-time, part-time, or interim basis, as well as contractual employees (as determined by the legal framework in a particular jurisdiction for contractual status).

•	We annualized the base salary and target bonus amount for any full-time employees who were hired in 2019 but did not work for us for the entire year.

•	Cost of living adjustments were not applied, nor were any of our employees excluded based on geographic location.

•	For employees not paid in U.S. dollars, we applied a local currency-to-U.S. dollar exchange rate from OANDA Corporation based on the daily average for all of 2019.
Annual total compensation for the median employee was then calculated using the same methodology we use for calculating CEO pay as outlined in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control
The table below shows the benefits potentially payable to each of our named executive officers if his employment were terminated by us without cause, if his employment terminates as a result of his death or disability, if there were a change in control of our company (regardless of whether the named executive officer was terminated), or if a termination without cause or for good reason took place within 12 months following a change in control of our company. The amounts included in the table below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. The amounts indicated are based on the payments and benefit costs that would have been incurred by our company if the named executive officer’s employment had terminated as of December 31, 2019. Where applicable, the value of one share of our common stock on December 31, 2019 was $67.81, which was the closing price of our common stock on the Nasdaq Global Select Market as of that date.
In connection with the previously announced proposed merger with Cisco, each of Messrs. Shanmugaraj and Mikkelsen have entered into employment agreements with Cisco (or an affiliate of Cisco) that become effective upon the closing of the merger and supersede the Severance Plan such that each of these executives would not be entitled to the benefits set forth in the table below upon a qualifying termination of employment following the closing of the merger and would instead be entitled to the benefits set forth in their respective Cisco employment agreements. For information regarding the employment agreements entered into between each of Messrs. Shanmugaraj and Mikkelsen and Cisco (or an affiliate of Cisco) see “The Merger—Interests of Certain Persons in the Merger—Severance/Change in Control Benefits and Employment Agreements” section included in company’s definitive proxy statement filed with the Securities and Exchange Commission on August 7, 2019, as subsequently amended and supplemented.

	Termination Prior to or More Than 12 Months Following a Change in Control		Termination Within 12 Months Following a Change in Control Without Cause/Resignation for Good Reason; Termination Due to Death or Disability ($)(3)	Change in Control Regardless of Termination ($)(4)
Name	Without Cause ($)(1)	Termination Due to Death or Disability ($)(2)
Murugesan “Raj” Shanmugaraj
Cash Severance and Bonus(5)	712,250	1,039,500	1,588,125	—
Benefits Continuation(6)	13,959	13,959	13,959	—
Acceleration of Unvested Equity(7)	2,674,494	6,399,772	7,121,406	2,335,919
Total Payments	3,400,703	7,453,231	8,723,490	2,335,919
John F. Gavin
Cash Severance and Bonus(5)	521,500	763,625	856,750	—
Benefits Continuation(6)	20,417	20,417	20,417	—
Acceleration of Unvested Equity(7)	1,917,938	4,336,404	4,804,203	1,697,013
Total Payments	2,459,855	5,120,446	5,681,370	1,697,013
Eric L. Fisher
Cash Severance and Bonus(5)	496,720	727,340	816,040	—
Benefits Continuation(6)	20,264	20,264	20,264	—
Acceleration of Unvested Equity(7)	1,280,456	3,931,353	4,538,523	1,058,446
Total Payments	1,797,441	4,678,957	5,374,828	1,058,446
Benny Mikkelsen
Cash Severance and Bonus(5)	496,720	727,340	816,040	—
Benefits Continuation(6)	20,360	20,360	20,360	—
Acceleration of Unvested Equity(7)	1,883,491	4,211,702	4,662,683	1,671,788
Total Payments	2,400,571	4,959,402	5,499,083	1,671,788
Bhupendra C. Shah
Cash Severance and Bonus(5)	463,120	678,140	760,840	—
Benefits Continuation(6)	13,947	13,947	13,947	—
Acceleration of Unvested Equity(7)	1,883,491	4,211,702	4,662,683	1,671,788
Total Payments	2,360,558	4,903,789	5,437,471	1,671,788

(1)
Represents cash payments and the value of benefits payable under the Severance Plan described above if we terminate the named executive officer’s employment without cause prior to or more than 12 months following a change in control of our company. As of December 31, 2019, the named executive officer would have been entitled to continue to receive his base salary for a specified period of time (12 months for Mr. Shanmugaraj and nine months for all other named executive officers) contributions to the cost of health care continuation under COBRA for up to 12 months and the amount of any earned but unpaid bonus under our executive bonus program. In addition, all of the named executive officer’s outstanding time-based equity awards would be accelerated and become vested to the extent the award would have vested if the executive had remained employed through a specified period of time following the date of termination (12 months for Mr. Shanmugaraj and nine months for all other named executive officers). These benefits are referred to below as the involuntary termination benefits. Acceleration of performance-based equity awards would be determined as set forth in note (7) below.

(2)
Represents cash payments and the value of benefits payable under the Severance Plan described above upon termination due to a named executive officer’s death or disability prior to or more than 12 months following a change in control of our company. As of December 31, 2019, the named executive officer or his estate would have been entitled to the involuntary termination benefits described in note (1) above, except that (i) all of the named executive officer’s outstanding time-based equity awards would be accelerated in full and (ii) the named executive officer or his estate would also be entitled to receive a single lump-sum payment in an amount equal to the named executive officer’s target bonus amount under our executive bonus program, pro-rated for the year in which the termination of employment occurs. Acceleration of performance-based equity awards would be determined as set forth in note (7) below.

(3)
Represents the cash payments and the value of benefits payable under the Severance Plan described above upon termination of the named executive officer’s employment without cause or if such executive resigns for good reason, within 12 months following a change in control of our company. As of December 31, 2019, the named executive officer would have been entitled to a single lump-sum payment equal to a percentage of his base salary (200% for Mr. Shanmugaraj and 100% for all other named executive officers) a single lump-sum payment in an amount equal to a percentage of his or her target annual bonus for the year in which the termination of employment occurs (150% for Mr. Shanmugaraj and 100% for all other named executive officers), contributions to the cost of health care continuation under COBRA for up to 12 months, and the amount of any earned but unpaid bonus under our executive bonus program. In addition, all of the named executive officer’s outstanding time-based equity awards would be accelerated and become fully vested. These benefits are referred to below as the change in control termination benefits. In the event the named executive officer’s employment was terminated due to death or disability within 12 months of a change in control of our company, the named executive officer or his estate would be entitled to the change in control termination benefits described above. In either case, acceleration of performance-based equity awards would be determined as set forth in note (7) below.

(4)
Equity awards granted prior to our initial public offering provide that upon the occurrence of a change in control of our company, the named executive officer will get credit for an additional six months of service.

(5)
For terminations in which the named executive officer or his estate is entitled to payment for any earned but unpaid bonus under our executive bonus program, we have estimated the payout assuming the bonus would be paid at target.

(6)
The cost of benefits continuation is calculated based on the estimated cost to us of providing COBRA benefits with the same subsidy provided by the Company to regular employees covered by these benefits.

(7)
Acceleration of performance-based equity awards is determined in accordance with the terms of the applicable grant agreement. With respect to the performance-based equity awards granted in 2017, no acceleration of unvested equity is allowed. For the performance-based equity awards granted in 2018 and 2019, pro-rated acceleration of unvested equity is allowed for termination due to death or disability, and, in the event of a “change in control” of our company during the performance period, pursuant to which consideration is received by holders of our common stock, the performance period will be deemed to end upon the closing date of the change in control and achievement of the relative TSR objective will be determined based on the price paid to holders of our common stock in connection with the change in control. For purpose of the above table, the cash value of performance-based equity accelerations is based on the target number of shares of the applicable equity award for each named executive officer.

DIRECTOR COMPENSATION
Director Compensation Program
Our Compensation Committee reviews our non-employee director compensation program on an annual basis and recommends changes, based on publicly available information and information and advice provided by an independent compensation consultant, that it deems necessary to attract and retain highly-skilled directors to our Board of Directors for review and approval.
In 2019, under our non-employee director compensation program, our non-employee directors receive the cash compensation set forth below, and an annual RSU award grant having an aggregate fair market value of $200,000 on the date of grant. In addition, new non-employee directors are also eligible for an initial RSU award having an aggregate fair market value of $300,000, on the date of grant, to be granted at our first Board of Directors meeting occurring on or following such director’s initial election to our Board of Directors. Each such RSU award will vest in equal annual installments on the first, second and third anniversary of the grant date subject to the director’s continuing to serve on our Board of Directors on such date. Annual RSU awards are made each year on the date of the annual meeting of stockholders. Each such RSU award will vest in full on the date of the next annual stockholder meeting following the date of grant subject to the director’s continuing to serve on our Board of Directors on such date. All RSU awards granted to our non-employee directors provide for the immediate acceleration of all vesting thereunder in the event of a change in control event, as defined in the applicable award agreement.
In 2019, each non-employee director was eligible to receive compensation for his or her service on our Board of Directors or Committees thereof consisting of annual cash retainers paid quarterly in arrears, as follows:

Position	Retainer ($)
Board Member	35,000
Board Chair, in addition to Board Member retainer amount	25,000
Audit Committee Chair	20,000
Compensation Committee Chair	14,000
Nominating and Corporate Governance Committee Chair	8,000
Audit Committee Member	7,500
Compensation Committee Member	6,000
Nominating and Corporate Governance Committee Member	4,500

We also have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending our Board of Directors and Committee meetings.
The table below shows all compensation to our non-employee directors during 2019.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	All other compensation	Total ($)
Vincent T. Roche(6)	62,522	199,979	3,785	266,286
David J. Aldrich(7)	47,000	199,979	—	246,979
Peter Y. Chung(8)	53,022	199,979	—	253,001
Laurinda Y. Pang(9)	26,500	299,972	—	326,472
Stan J. Reiss(10)	49,000	199,979	—	248,979
John Ritchie(11)	55,000	199,979	66,358	321,337
Eric A. Swanson(12)	16,603	—	46,207	62,810

(1)	Represents annual cash retainers earned for service on our Board of Directors and Committees.

(2)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs granted to our non-executive directors in 2019 under our 2016 Equity Incentive Plan, as computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant

Judgments and Estimates—Stock-Based Compensation” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth, with respect to each of our current non-employee directors, the aggregate number of RSUs outstanding as of December 31, 2019:

Name	Stock Awards (#)
Vincent T. Roche	4,010 (3)
David J. Aldrich	6,232 (4)
Peter Y. Chung	4,010 (3)
Laurinda Y. Pang	6,451 (5)
Stan J. Reiss	4,010 (3)
John Ritchie	4,010 (3)

(3)	Represents an RSU award granted on May 16, 2019 for 4,010 shares of common stock under our 2016 Equity Incentive Plan that will become fully vested on May 16, 2020.

(4)
Represents a new director RSU award granted on September 13, 2017 for 6,533 shares of common stock under our 2016 Equity Incentive Plan (this award vested as to 33% of the RSUs on September 13, 2018, an additional 33% on September 13, 2019, and as to the remaining 34% of the RSUs on September 13, 2020), and an RSU award granted on May 16, 2019 for 4,010 shares of common stock under our 2016 Equity Incentive Plan that will become fully vested on May 16, 2020.

(5)
Represents a new director RSU award granted on June 3, 2019 for 6,451 shares of common stock under our 2016 Equity Incentive Plan (this award vests as to 33% of the RSUs on June 1, 2020, an additional 33% on June 1, 2021, and as to the remaining 34% of the RSUs on June 1, 2022).

(6)
During 2019, Mr. Roche served as a member of our Compensation Committee until June 1, 2019, and as the Chair of our Board of Directors. The amount included in all other compensation reflects a reimbursement payment for interest and tax preparation fees attributable to compensation income earned in 2017 in connection with the vesting of restricted stock units. A corrected Form 1099 was filed in 2019 to report this additional 2017 compensation income.

(7)	During 2019, Mr. Aldrich served as a member of our Audit Committee. Mr. Aldrich was also appointed to serve as a member of our Compensation Committee on April 1, 2019.

(8)
During 2019, Mr. Chung served as a member of our Audit Committee , and as the Chair of our Nominating and Corporate Governance Committee. Mr. Chung also served as a member of our Compensation Committee until June 1, 2019.

(9)	Following her election to our Board of Directors on June 1, 2019, Ms. Pang served as a member of our Compensation Committee and Nominating and Corporate Governance Committee.

(10)	During 2019, Mr. Reiss served as the Chair of our Compensation Committee.

(11)
During 2019, Mr. Ritchie served as the Chair of our Audit Committee. The amount included in all other compensation reflects a reimbursement payment for (a) a tax gross-up in the amount of $32,980, (b) penalties, interest and tax preparation fees in the amount of $17,888 and (c) tax loss of state deduction in the amount of $15,490, attributable to compensation income earned in 2016 and 2017 in connection with the vesting of restricted stock units. Corrected Forms 1099 were filed in 2019 to report this additional 2016 and 2017 compensation income.

(12)
During 2019, Mr. Swanson served as a member of our Nominating and Corporate Governance Committee until his resignation from the Board of Directors on June 1, 2019. The amount included in all other compensation reflects a reimbursement payment for (a) a 2016 tax gross-up in the amount of $13,190 and (b) penalties, interest and tax preparation fees in the amount of $33,017, attributable to compensation income earned in 2016 and 2017 in connection with the vesting of restricted stock units. Corrected Forms 1099 were filed in 2019 to report this additional 2016 and 2017 compensation income.

As a general matter, we do not provide any additional compensation to Mr. Shanmugaraj, our CEO, or Mr. Mikkelsen, our Chief Technology Officer, for their service as members of our Board of Directors. The compensation paid to Messrs. Shanmugaraj and Mikkelsen as executives in 2019 is set forth above under “Executive Compensation—Summary Compensation Table.”
Non-Employee Director Stock Ownership Guidelines
Our Compensation Committee has adopted stock ownership guidelines applicable to our non-employee directors, referred to as our Non-Employee Director Stock Ownership Policy. The Non-Employee Director Stock Ownership Policy requires that our non-employee directors hold equity in the Company with a value equal to at least three times the director’s annual cash retainer for service on our Board of Directors. The Non-Employee Director Stock Ownership Policy provides for a phase-in period, such that an individual subject to the guidelines is required to be in compliance with the minimum equity ownership requirement by the later of

December 31, 2020 or the first December 31st that occurs following the five-year anniversary of date on which the non-employee director first became subject to the Non-Employee Director Stock Ownership Policy. The Non-Employee Director Stock Ownership Policy also includes certain share retention obligations that apply to non-employee directors who have not met the minimum equity ownership requirements by the end of their phase-in date or who cease to hold the minimum equity ownership at any time following such date. As of April 15, 2020, each of our non-employee directors either met the above stock ownership guidelines or is expected to meet the applicable ownership guidelines within the specified time period.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 15, 2020, for:

•	each of our directors;

•	each of our named executive officers;

•	our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock based on currently available information filed with the SEC.
The table lists applicable percentage ownership based on 41,781,665 shares of common stock outstanding as of April 15, 2020.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days after April 15, 2020 and underlying RSUs that vest within 60 days after April 15, 2020 are considered outstanding and beneficially owned by the person holding the options and restricted stock for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o Acacia Communications, Inc. 3 Mill and Main Place, Suite 400, Maynard, MA  01754.

Name of Beneficial Holder	Number of Shares Beneficially Owned	Percentage of Class
5% Stockholders
The Vanguard Group (1)	3,543,275	8.5%
BlackRock, Inc. (2)	2,872,815	6.9%
Named Executive Officers and Directors
Murugesan “Raj” Shanmugaraj (3)	833,203	2.0%
John F. Gavin (4)	203,768	*
Eric L. Fisher (5)	18,344	*
Benny P. Mikkelsen (6)	907,973	2.2%
Bhupendra C. Shah (7)	215,313	*
Vincent T. Roche (8)	19,512	*
David J. Aldrich (9)	14,465	*
Peter Y. Chung (10)	14,600	*
Laurinda Y. Pang (11)	2,128	*
Stan J. Reiss (12)	265,497	*
John Ritchie (13)	25,320	*
All executive officers and directors as a group (13 persons) (14)	3,620,294	8.6%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
The information shown is based upon disclosures filed on a Schedule 13G on February 12, 2020 by The Vanguard Group. In such filing, The Vanguard Group lists its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355, and indicates that it has sole voting power with respect to 79,375 shares and shared voting power with respect to 6,849 shares, and sole dispositive power with respect to 3,461,645 shares and shared dispositive power with respect to 81,630 shares.

(2)
The information shown is based upon disclosures filed on a Schedule 13G on February 10, 2020 by BlackRock, Inc. In such filing, BlackRock, Inc. lists its address as 55 East 52nd Street, New York, New York 10055,and indicates that it has sole voting power with respect to 2,812,182 shares and sole dispositive power with respect to 2,872,815 shares of common stock.

(3)
Consists of (i) 531,366 shares of common stock held by Mr. Shanmugaraj, (ii) 15,000 shares of common stock issuable to Mr. Shanmugaraj upon vesting of restricted stock units within 60 days of April 15, 2020, (iii) 150,750 shares of common stock held by The Shanmugaraj Irrevocable Children’s Trust and (iv) 136,087 shares of common stock held by The Malini Shanmugaraj 2016 QTIP Trust. The trustees of The Shanmugaraj Irrevocable Children’s Trust are Murugesan Shanmugaraj, Steve Stelljes and

Malini Shanmugaraj and they share voting and dispositive power with respect to the shares held by the trust. The trustees of The Malini Shanmugaraj 2016 QTIP Trust are Malini Shanmugaraj and Steve Stelljes and they share voting and dispositive power with respect to the shares held by the trust.

(4)
Consists of (i) 8,861 shares of common stock held by Mr. Gavin, (ii) options held by Mr. Gavin to purchase 166,500 shares of common stock that may be exercised within 60 days of April 15, 2020, (iii) 12,500 shares of common stock issuable to Mr. Gavin upon vesting of RSUs within 60 days of April 15, 2020 and (iv) 15,907 shares of common stock held by the John F Gavin Revocable Trust. The trustees of the John F Gavin Revocable Trust are John F. Gavin and Terese Gavin and they share voting and dispositive power with respect to the shares held by the trust.

(5)	Consists of 18,344 shares of common stock held by Mr. Fisher.

(6)
Consists of (i) 830,473 shares of common stock held by Mr. Mikkelsen (ii) 12,500 shares of common stock issuable to Mr. Mikkelsen upon vesting of RSUs within 60 days of April 15, 2020 and (iii) 65,000 shares held by the Chen-Rasmussen Childrens Trust U/A DTD 1/12/2017 of which Mr. Mikkelsen is a trustee.

(7)
Consists of (i) 65,678 shares of common stock held by Mr. Shah, (ii) options held by Mr. Shah to purchase 18,546 shares of common stock that may be exercised within 60 days of April 15, 2020, (iii) 12,500 shares of common stock issuable to Mr. Givehchi upon vesting of RSUs within 60 days of April 15, 2020, (iv) 102,891 shares of common stock held by Shah LLC and (v) 15,698 shares of common stock held by the Bhupendra Shah 1999 Trust U/A DTD 10/06/1999. The trustees of the Bhupendra Shah 1999 Trust U/A DTD 10/06/1999 are Bhupendra C. Shah and Ramika Shah and they share voting and dispositive power with respect to the shares held by the trust.

(8)	Consists of (i) 15,502 shares of common stock held by Mr. Roche and (ii) 4,010 shares of common stock issuable to Mr. Roche upon vesting of RSUs within 60 days of April 15, 2020.

(9)	Consists of (i) 10,455 shares of common stock held by Mr. Aldrich and (ii) 4,010 shares of common stock issuable to Mr. Aldrich upon vesting of RSUs within 60 days of April 15, 2020.

(10)	Consists of (i) 10,590 shares of common stock held by Mr. Chung and (ii) 4,010 shares of common stock issuable to Mr. Chung upon vesting of RSUs within 60 days of April 15, 2020.

(11)	Consists of 2,128 shares of common stock issuable to Ms. Pang upon vesting of RSUs within 60 days of April 15, 2020.

(12)
Consists of (i) 187,862 shares of common stock held by Mr. Reiss, (ii) 23,002 shares of common stock held by The Reiss Family Irrevocable Trust, (iii) 50,623 shares of common stock held by Matrix VIII US Management Co., L.L.C., or Matrix VIII US MC, and (iii) 4,010 shares of common stock issuable to Mr. Reiss upon vesting of RSUs within 60 days of April 15, 2020. Mr. Reiss, by virtue of his management position in Matrix VIII US MC, has sole voting and dispositive power with respect to the Matrix VIII US MC shares. Mr. Reiss disclaims beneficial ownership of the Matrix VIII US MC shares, except to the extent of his pecuniary interest therein.

(13)	Consists of (i) 21,310 shares of common stock held by Mr. Ritchie and (ii) 4,010 shares of common stock issuable to Mr. Ritchie upon vesting of RSUs within 60 days of April 15, 2020.

(14)
Includes (i) 3,284,035 shares of common stock, (ii) options to purchase 236,581 shares of common stock that may be exercised within 60 days of April 15, 2020 and (iii) 99,678 shares of common stock issuable upon vesting of RSUs within 60 days of April 15, 2020, and excludes all shares of common stock subject to PRSUs because the performance measurement period for such PRSUs has not yet expired and therefore no shares under such awards are issuable within 60 days of April 15, 2020.

Equity Compensation Plan Information
Our equity compensation plans consist of our 2009 Stock Plan, our 2016 Equity Incentive Plan, and our 2016 Amended and Restated Employee Stock Purchase Plan. Prior to our 2016 initial public offering, we granted awards under the 2009 Stock Plan. Following our initial public offering, any remaining shares available for issuance under our 2009 Stock Plan were added to the shares reserved for issuance under our 2016 Equity Incentive Plan. No awards were granted under the 2009 Stock Plan as of and after the effective date of the 2016 Equity Incentive Plan, but awards granted under the 2009 Stock Plan remain outstanding.
The following table shows certain information concerning all of our equity compensation plans in effect as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2009 Stock Plan(2)	647,008	(3)	5.51	—
2016 Equity Incentive Plan(4)	2,018,882	(5)	56.54	4,291,670
2016 Amended and Restated Employee Stock Purchase Plan(6)	—		—	703,992
Equity compensation plans not approved by security holders	—		—	—
Total number of securities reserved for issuance	2,665,890		11.14	4,995,662

(1)	The weighted-average exercise price information does not include any outstanding RSUs or PRSUs.

(2)	No grants were made under the 2009 Stock Plan after May 12, 2016, which was the effective date of the registration statement with respect to our initial public offering.

(3)	This amount includes 636,376 shares subject to outstanding stock options and 10,632 shares subject to outstanding RSUs.

(4)
The number of shares of common stock reserved for issuance under the 2016 Equity Incentive Plan automatically increases on January 1 of each year, beginning with the year ending December 31, 2017 and continuing through and including the year ending December 31, 2025 by an amount equal to the lowest of (i) 3,600,000 shares of our common stock, (ii) 4.0% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our Board of Directors. Pursuant to the terms of the 2016 Equity Incentive Plan, an additional 1,618,079 shares were added to the number of available shares effective January 1, 2020.

(5)
This amount includes 78,825 shares subject to outstanding stock options and 1,940,057 shares subject to outstanding RSUs and the maximum number of shares underlying PRSUs granted to our executives in 2018 and 2019.

(6)
The number of shares of common stock reserved for issuance under the 2016 Amended and Restated Employee Stock Purchase Plan automatically increases on January 1 of each year, beginning with the year commencing January 1, 2017 and ending on December 31, 2026 by an amount equal to the lowest of (i) 900,000 shares of our common stock, (ii) 1.0% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our Board of Directors. Pursuant to the terms of the 2016 Amended and Restated Employee Stock Purchase Plan, our Board of Directors determined that no additional shares would be added to the number of available shares on January 1, 2020. In accordance with the terms of the merger agreement governing the previously announced proposed merger with Cisco, the 2016 Amended and Restated Employee Stock Purchase Plan was suspended on November 14, 2019, the last day of the first offering period following the merger agreement effective date. Conditioned on the consummation of the proposed merger, no new offering periods are expected to commence on or after the suspension date.

Item 13.     Related Person Transactions
Policies and Procedures for Related Person Transactions
Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members (each, a “related person”) has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship (a “related person transaction”) the related person must report the proposed related person transaction to our principal accounting officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, our Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of our Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between Audit Committee meetings, subject to ratification by our Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually by our Audit Committee.
A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by our Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, our Audit Committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•
any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our company’s best interests. Our Audit Committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•
interests arising solely from the related person’s position as a director of another entity that is a participant in the transaction where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) interests arising solely from the ownership of a class of the Company’s equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis, (c) compensation arrangements with executives if the compensation has been approved, or recommended to our Board of Directors for approval, by our Compensation Committee, (d) compensation for services as a director of the Company if such compensation will be publicly reported pursuant to SEC rules, (e) interests arising solely from indebtedness of a 5% stockholder (or their immediate family member), (f) a transaction where the rates or charges involved in the transaction are determined by competitive bids, (g) a transaction that involves the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority, and (h) a transaction that involves services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and

•	a transaction that is specifically contemplated by provisions of our restated certificate of incorporation or our amended and restated by-laws.
The policy provides that transactions involving compensation of executives shall be reviewed and approved by our Compensation Committee in the manner specified in its charter.

Related Person Transactions
Since January 1, 2019, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and holders of more than 5% of our voting securities. Each of these transactions was reviewed in accordance with our related person transaction policy. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Supply Purchases from ADI
One of our directors, Vincent T. Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). We, through our contract manufacturers, periodically purchase supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and our contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of our manufactured products. Based on shipments under such purchase orders, our contract manufacturers made purchases from ADI of approximately $4.1 million during the year ended December 31, 2019. In addition, in 2018, we entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.3 million of costs were incurred during the year ended December 31, 2019.
Issuance of Securities to Executive Officers
On February 14, 2019, we issued 25,334 RSUs to Mr. Shanmugaraj, 16,587 RSUs to Mr. Gavin, and 15,833 RSUs each to Messrs. Fisher, Mikkelsen and Shah, in each case subject to the terms of our 2016 Equity Incentive Plan. The grant date fair value of the RSUs granted was $1,125,590 for Mr. Shanmugaraj, $736,960 for Mr. Gavin, and $703,460 for the other named executive officers. These RSU awards vest based on satisfaction of a time-based requirement, which will be satisfied with respect to 25% of the RSUs on February 1, 2020, and with respect to an additional 25% of the RSUs each year thereafter. In the event that we are subject to a change in control (as defined in the Severance Plan), the RSUs will be subject to the acceleration provisions of the Severance Plan.
In addition to the time-based RSUs described above, on February 14, 2019, we issued a target of 12,478 PRSUs to Mr. Shanmugaraj, a target of 8,170 PRSUs to Mr. Gavin, a target of 11,253 PRSUs to Mr. Fisher, and a target of 7,798 PRSUs each to Messrs. Mikkelsen and Shah, in each case subject to the terms of our 2016 Equity Incentive Plan. The grant date fair value of the PRSUs granted was $717,735 for Mr. Shanmugaraj, $469,938 for Mr. Gavin, $647,273 for Mr. Fisher, and $448,541 for each of Messrs. Mikkelsen and Shah. These PRSUs are subject to performance-based vesting. The number of PRSUs that vest is measured based on the level of achievement of a performance objective, based on the Company’s percentile achievement of relative TSR against an external comparator group over the three-year performance period, running from January 1, 2019 through December 31, 2021. In the event of “change in control” of our company during the three-year performance period, pursuant to which consideration is received by holders of our common stock, the performance period will be deemed to end upon the closing date of the change in control and achievement of the relative TSR objective will be determined based on the price paid to holders of our common stock in connection with the change in control.
Arrangements with Executive Officers and Directors
For a description of the compensation arrangements that we have with our executives, including our named executive officers, and directors, see “Executive Compensation” and “Director Compensation,” respectively, included in this Form 10-K/A.

Item 14.     Principal Accounting Fees and Services
Our Audit Committee has adopted a formal policy concerning approval of audit, audit-related and non-audit services, including tax services, to be provided to the Company by its independent registered public accounting firm. The policy requires that all services to be provided by our independent registered public accounting firm including audit and audit-related services and permitted non-audit services and the corresponding budget for each such category of service, must be preapproved by our Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. As a result of this approval process, our Audit Committee preapproved all audit, audit-related and non-audit services provided by Deloitte & Touche LLP and corresponding budgets during fiscal years 2019 and 2018.
The following table sets forth the aggregate professional fees billed or to be billed by Deloitte & Touche LLP for audit, audit-related and tax services rendered for 2019 and 2018 (in thousands). There were no “other services” fees billed during the periods set forth in the table below.

Fee Category	2019	2018
Audit Fees	$1,578	$1,503
Audit-Related Fees	$20	$2
Tax Fees	$110	$227
Total Fees	$1,708	$1,732

Audit Fees. Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements, the reviews of our quarterly consolidated financial statements and statutory audits.
Audit-Related Fees. Represents fees for accounting tool subscriptions and fees related to the proposed merger with Cisco.
Tax Fees. Represents fees for professional services provided for tax compliance, including the preparation of tax returns, tax advice and planning and assistance with foreign operations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(3) Exhibits
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K/A are listed in the Exhibit Index below and are incorporated herein.

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

4.3**	Description of the Registrant’s Securities.

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed December 21, 2015).

10.2*	2009 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 2, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed February 24, 2016).

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

10.17††
Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2019).

10.18††
Master Purchase Agreement, dated November 11, 2016, by and between the Registrant and Cisco Systems, International B.V. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 30, 2019).

10.19††
Addendum to the Master Purchase Agreements, dated July 8, 2019, by and among the Registrant, Cisco Systems, Inc. and Cisco Systems, International B.V. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on October 30, 2019).

21.1**	List of Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed with the Annual Report on Form 10-K filed February 18, 2020.

***	Filed herewith.

****	Furnished with the Annual Report on Form 10-K filed February 18, 2020.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

††	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA COMMUNICATIONS, INC.

By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer
 Date:  April 29, 2020