Form 10-Q
period 2020-03-31
Acacia Communications, Inc.
filed 2020-05-04
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 24, 2020, the registrant had 41,787,199 shares of common stock outstanding.

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

•	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$86,010	$36,617
Marketable securities - short-term	281,686	300,129
Accounts receivable	96,826	97,948
Inventory	36,300	40,820
Prepaid expenses and other current assets	8,180	6,518
Total current assets	509,002	482,032
Marketable securities - long-term	122,545	134,632
Property and equipment, net	26,427	26,801
Operating lease right-of-use assets	30,097	25,046
Deferred tax asset	52,185	51,798
Other assets	789	1,106
Total assets	$741,045	$721,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,578	$46,957
Accrued liabilities	58,524	61,680
Deferred revenue	3,496	4,483
Total current liabilities	105,598	113,120
Income taxes payable	7,117	7,117
Non-current operating lease liabilities	19,710	15,726
Other long-term liabilities	5,980	7,029
Total liabilities	138,405	142,992

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 42,690 and 42,399 shares issued at March 31, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 974 shares at March 31, 2020 and December 31, 2019	(39,712)	(39,712)
Additional paid-in capital	411,618	402,032
Accumulated other comprehensive (loss) income	(293)	720
Retained earnings	231,023	215,379
Total stockholders’ equity	602,640	578,423
Total liabilities and stockholders’ equity	$741,045	$721,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$125,626	$105,216
Cost of revenue	66,344	55,374
Gross profit	59,282	49,842
Operating expenses:
Research and development	32,095	30,953
Sales, general and administrative	14,371	15,787
Total operating expenses	46,466	46,740
Income from operations	12,816	3,102
Other income, net:
Interest income, net	2,293	2,446
Other expense, net	(43)	(52)
Total other income, net	2,250	2,394
Income before benefit for income taxes	15,066	5,496
Benefit for income taxes	(578)	(1,481)
Net income	$15,644	$6,977
Earnings per share:
Basic	$0.38	$0.17
Diluted	$0.36	$0.17
Weighted-average shares used to compute earnings per share:
Basic	41,575	40,284
Diluted	43,042	41,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$15,644	$6,977
Other comprehensive (loss) income:
Changes in unrealized income (loss) on marketable securities, net of income taxes of $39 and $(88) for the three months ended March 31, 2020 and 2019, respectively	(1,013)	555
Comprehensive income	$14,631	$7,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized losses on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	$4	974	$(39,712)	$369,634	$183	$189,517	$519,626

Balance at December 31, 2019	42,399	$4	974	$(39,712)	$402,032	$720	$215,379	$578,423
Exercise of common stock options	36	—			323			323
Vesting of restricted stock units	255	—			—			—
Stock-based compensation expense					9,263			9,263
Unrealized gains on marketable securities, net of tax of $39						(1,013)		(1,013)
Net income							15,644	15,644
Balance at March 31, 2020	42,690	$4	974	$(39,712)	$411,618	$(293)	$231,023	$602,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,644	$6,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,670	3,243
Stock-based compensation	9,384	8,008
Deferred income taxes	(387)	(1,449)
Non-cash lease expense	1,206	1,074
Other non-cash benefits	(247)	(643)
Changes in operating assets and liabilities:
Accounts receivable	1,122	7,440
Inventory	4,520	(1,201)
Prepaid expenses and other current assets	(1,662)	805
Other assets	324	(96)
Accounts payable	(2,828)	1,658
Accrued liabilities	(3,803)	4,661
Deferred revenue	(2,155)	519
Income taxes payable	—	(862)
Lease liabilities	(1,852)	(815)
Other long-term liabilities	119	9
Net cash provided by operating activities	22,055	29,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,742)	(2,724)
Purchases of marketable securities	(81,937)	(105,206)
Sales and maturities of marketable securities	111,701	90,290
Deposits	(7)	—
Net cash provided by (used in) investing activities	27,015	(17,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock under stock-based compensation plans	323	1,400
Net cash provided by financing activities	323	1,400

Net increase in cash and cash equivalents	49,393	13,088
Cash and cash equivalents—Beginning of period	36,617	60,444
Cash and cash equivalents—End of period	$86,010	$73,532

Supplemental cash flow disclosures:
(Refunds received) cash paid for income taxes, net	$(545)	$878

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$4,846	$3,328
Capital expenditures incurred but not yet paid	$787	$862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Acacia Communications, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS
Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly-owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company’s mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process the Company refers to as the siliconization of optical interconnect, the Company believes it is leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. The Company’s products fall into three product groups: embedded modules, pluggable modules and semiconductors. The Company’s embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second (“Gbps”), for use in long-haul, metro and inter-data center markets. The Company’s semiconductor product group consists of its low-power coherent digital signal processor application-specific integrated circuits (“DSP ASICs”) and its silicon photonic integrated circuits (“silicon PICs”) which are either integrated into the Company’s embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. The Company is also developing a 400ZR module that will expand its pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. The Company’s 400 Gbps pluggable product family will also include a new CFP2-DCO module that supports transmission rates up to 400 Gbps and the OpenROADM specification. The Company’s modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, the Company’s modules can be easily integrated with customers’ network equipment. The advanced software in the Company’s modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
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
During the three months ended March 31, 2020, the Company recorded acquisition-related costs of $0.9 million in sales, general and administrative expense within our condensed consolidated statements of operations.
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

Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. For further information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 18, 2020. There have been no significant changes in the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2020, its condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, its condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, its condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019, and its condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three months ended March 31, 2020 and 2019 are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact from the adoption of ASU 2016-13 on the Company’s condensed consolidated financial statements. The Company is exposed to credit losses through sales of its products. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company has not recorded any allowance for credit losses as of March 31, 2020 or December 31, 2019. Refer to Note 4 for information regarding how the Company assesses credit losses on its available-for-sale debt securities.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, ASU 2019-12 will require companies to apply certain aspects of this standard retrospectively for all periods presented, while requiring other aspects to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
3. REVENUE
The opening and closing balances of the Company’s accounts receivable and deferred revenue for the three months ended March 31, 2020 are as follows (in thousands):

	Balance at Beginning of Period	Decrease	Balance at End of Period
Three Months Ended March 31, 2020
Accounts receivable	$97,948	(1,122)	$96,826
Deferred revenue (current)	$4,483	(987)	$3,496
Deferred revenue (non-current)	$3,444	(1,167)	$2,277

The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $2.3 million for the three months ended March 31, 2020. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheets.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of March 31, 2020, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded modules	$21,769	17%	$17,426	16%
Pluggable modules	58,658	47%	55,517	53%
Semiconductors	45,199	36%	32,273	31%
Total revenue	$125,626	100%	$105,216	100%

4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$69,070	$—	$—	$69,070	$69,070	$—
Money market funds	16,429	—	—	16,429	16,429	—
U.S. treasury bonds	99,264	635	—	99,899	—	99,899
Commercial paper	32,040	5	—	32,045	—	32,045
Certificates of deposit	22,841	27	(144)	22,724		22,724
Asset-backed securities	67,825	44	(87)	67,782	—	67,782
Corporate debt securities	183,081	183	(972)	182,292	511	181,781
Total	$490,550	$894	$(1,203)	$490,241	$86,010	$404,231
(1) Losses represent marketable securities that were in loss positions for less than one year.

	As of December 31, 2019
		Gross Unrealized
		Gains	Losses(1)
Cash	$29,116	$—	$—	$29,116	$29,116	$—
Money market funds	2,010	—	—	2,010	2,010	—
U.S. treasury bonds	116,710	126	(1)	116,835	—	116,835
Commercial paper	44,300	—	—	44,300	5,491	38,809
Certificates of deposit	24,522	19	(2)	24,539	—	24,539
Asset-backed securities	73,370	134	(5)	73,499	—	73,499
Corporate debt securities	180,607	475	(3)	181,079	—	181,079
Total	$470,635	$754	$(11)	$471,378	$36,617	$434,761

(1) Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds from the sales and maturities of marketable securities	$111,701	$90,290
Realized gains	$64	$3
Realized losses	$—	$(2)

 The contractual maturities of short-term and long-term marketable securities held at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$281,658	$281,686	$299,725	$300,129
Due after one year through four years	122,880	122,545	134,292	134,632
Total	$404,538	$404,231	$434,017	$434,761

As of March 31, 2020, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive (loss) income in the Company’s condensed consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive (loss) income during the three months ended March 31, 2020 and 2019 for realized gains or losses on available-for-sale investments.
5. INVENTORY
Inventory consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$20,909	$24,777
Work-in-process	307	673
Finished goods	15,084	15,370
Inventory	$36,300	$40,820

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Engineering laboratory equipment	$59,066	$58,320
Computer software	3,780	3,730
Computer equipment	8,513	7,837
Furniture and fixtures	3,641	3,641
Leasehold improvements	4,104	3,999
Construction in progress	3,168	2,449
Total property and equipment	82,272	79,976
Less: Accumulated depreciation	(55,845)	(53,175)
Property and equipment, net	$26,427	$26,801

Depreciation expense was $2.7 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Employee-related liabilities	$9,227	$10,816
Current maturities of operating leases	4,269	4,228
Goods and services received not invoiced	3,906	2,297
Accrued manufacturing related expenses	3,731	3,781
Warranty reserve	9,835	10,354
Litigation and settlement accrual	20,000	20,000
Other accrued liabilities	7,556	10,204
Accrued liabilities	$58,524	$61,680

8. LEASES
The Company leases real estate assets and equipment. For leases with terms greater than 12 months, the Company records the related right -of-use (“ROU”) asset and lease obligation at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit discount rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement, including observable rates, adjusted for various factors including financing spreads and other lease specific adjustments, as applicable. The Company has elected not to record an ROU asset and lease obligation for short-term leases (with terms less than 12 months) or separate non-lease components from associated lease components for its real estate lease assets.
The Company’s leases have remaining lease terms of less than one year to eight years. Some leases include one or more options to renew with renewal terms that can extend the lease term from three years to five years, or options to terminate the leases, both at the Company’s discretion. The Company’s lease terms include options to extend or terminate leases when the Company concludes it is reasonably certain that it would exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or material restrictive covenants.
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

	Classification on the Balance Sheet	March 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$30,097
Liabilities
Current - operating	Accrued liabilities	4,269
Noncurrent - operating	Noncurrent operating lease liabilities	19,710
Total lease liabilities		$23,979

Weighted-average remaining lease term - operating leases	6.6 years
Weighted-average discount rate - operating leases	4.25%

Operating lease costs were $1.5 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively. Short-term lease costs during the three months ended March 31, 2020 and 2019 were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $1.1 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively, which were operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Operating Leases
Remaining 2020	$3,248
2021	4,375
2022	4,261
2023	4,414
2024	4,436
Thereafter	6,698
Total minimum lease payments	27,432
Less: amount of lease payments representing interest	(3,453)
Present value of future minimum lease payments	23,979
Less: current obligation under leases	4,269
Long-term lease obligations	$19,710

As of March 31, 2020, the Company was committed to expend approximately $1.4 million for additional construction build-out at its New Jersey facility.
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$16,429	$—	$16,429
U.S. treasury bonds	—	99,899	—	99,899
Commercial paper	—	32,045	—	32,045
Certificates of deposit	—	22,724	—	22,724
Asset-backed securities	—	67,782	—	67,782
Corporate debt securities	—	182,292	—	182,292
Total	$—	$421,171	$—	$421,171

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$2,010	$—	$2,010
U.S. treasury bonds	—	116,835	—	116,835
Commercial paper	—	44,300	—	44,300
Certificates of deposit	—	24,539	—	24,539
Asset-backed securities	—	73,499	—	73,499
Corporate debt securities	—	181,079	—	181,079
Total	$—	$442,262	$—	$442,262

There were no transfers between fair value measurement levels during the three months ended March 31, 2020 or 2019. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$522	$520
Research and development	5,985	4,746
Sales, general and administrative	2,877	2,742
Total stock-based compensation	$9,384	$8,008

The following table summarizes stock-based compensation expense by award type for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$302	$577
Restricted stock units	8,961	7,081
Employee stock purchase plan	—	309
Other awards	121	41
Total stock-based compensation	$9,384	$8,008

Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2020 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	715	$11.14	4.6	$41,036
Granted	—	$—
Exercised	(36)	$9.03		$2,124
Canceled	—	$—
Outstanding at March 31, 2020	679	$11.25	4.3	$38,505
Vested and expected to vest at:
March 31, 2020	679	$11.25	4.3	$38,505
December 31, 2019	715	$11.14	4.6	$41,036
Exercisable at:
March 31, 2020	661	$10.51	4.2	$37,910
December 31, 2019	671	$9.99	4.4	$39,212

As of March 31, 2020 and December 31, 2019, there was $0.2 million and $0.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which will be recognized over weighted-average periods of 1.1 years and 0.6 years, respectively.
No stock option awards were issued by the Company during the three months ended March 31, 2020 or 2019.
Restricted Stock Units
During the three months ended March 31, 2020, the Company granted approximately 103,000 restricted stock units (“RSUs”) to employees under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.
As soon as practicable following each vesting date of RSUs, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. To date, the Company has not settled any vested RSUs with cash.
A summary of the changes in the Company’s RSUs during the three months ended March 31, 2020 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	1,951	$48.69
Granted	103	$68.35
Vested	(255)	$42.35
Canceled	(2)	$52.98
Outstanding at March 31, 2020	1,797	$50.70

As of March 31, 2020 and December 31, 2019, there was $68.0 million and $70.1 million, respectively, of total unrecognized compensation cost related to unvested RSUs which will be recognized over weighted-average periods of 2.0 years and 2.1 years, respectively.
11. NET INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$15,644	$6,977
Denominator:
Weighted-average shares used to compute net income per share - basic	41,575	40,284
Dilutive effect of stock options, unvested restricted stock units and employee stock purchase plan	1,467	1,678
Weighted-average shares used to compute net income per share - diluted	43,042	41,962
Net income per share
Basic	$0.38	$0.17
Diluted	$0.36	$0.17

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	21	49
Unvested restricted stock units	9	176

Estimates of the number of shares contingently issuable based on average market prices through March 31, 2020 for all outstanding performance-based RSUs that include a market condition in addition to a service condition have been included in the antidilutive table above.
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Warranty reserve, beginning of period	$10,354	$8,220
Provisions made to warranty reserve during the period	1,847	5,026
Charges against warranty reserve during the period	(2,366)	(3,729)
Warranty reserve, end of period	$9,835	$9,517
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
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against the Company for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to the Company for ViaSat’s misappropriation of trade secrets and awarded no damages to the Company for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that the Company pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. The Company filed post-trial motions for entry of judgment in its favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against the Company in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, the Company filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and briefs have not yet been submitted. As of March 31, 2020, the Company has accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019, ViaSat, Inc. filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of the Company’s products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of the Company’s products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, the Company responded to ViaSat’s second lawsuit with a general denial and moved to stay the case. On February 28, 2020, the court issued an order granting the Company’s motion to stay the case pending outcome of the appeal in the first lawsuit. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
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
The litigation matters described above are referred to collectively as the ViaSat litigation.
In August 2019, two shareholder lawsuits and two putative class action lawsuits were filed against the Company and each of the Company’s directors in connection with the proposed Merger, which lawsuits included Jiang v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-07267 (the “Jiang lawsuit”), O’Brien v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01463 (the “O’Brien lawsuit”), Rosenblatt v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01470 (the “Rosenblatt lawsuit”), and Mac v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-11706 (the “Mac lawsuit”). On August 27, 2019, the Company and the plaintiffs in the O’Brien, Rosenblatt and Mac lawsuits entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for the Company’s agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 28, 2019, the Company and the plaintiff in the remaining Jiang lawsuit entered into a memorandum of understanding in which the plaintiff would dismiss with prejudice his claims asserted in that action, in return for the Company’s agreement to make the Supplemental Disclosures. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon the Company’s stockholders by causing the Supplemental Disclosures to be disseminated. In February 2020, the parties resolved the fee claim and no fee applications will be necessary.
The Company intends to continue to engage in a vigorous defense and pursuit of Company-favorable judgments of the ongoing litigation matters described above. The ultimate resolution of these proceedings may have a material adverse effect on the Company’s results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. The Company will continue to incur litigation and other expenses as a result of these proceedings, which could have a material impact on the Company’s business, consolidated financial position, results of operations and cash flows.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three months ended March 31, 2020 and 2019, the Company incurred an immaterial amount of expenses related to these indemnification obligations. Currently, the Company does not anticipate significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of March 31, 2020 and December 31, 2019, no material amounts have been accrued related to such indemnification provisions.
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
For the three months ended March 31, 2020, the Company recorded a benefit from income taxes of $0.6 million as compared to $1.5 million for the three months ended March 31, 2019, resulting in an effective tax rate of (3.8)% and (26.9)% for the three months ended March 31, 2020 and 2019, respectively. The benefits from income taxes recorded in the three months ended March 31, 2020 and 2019 were primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits. The Company’s historical (benefit) provision for income taxes is not necessarily reflective of its future tax provisions or results of operations.
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
As of March 31, 2020 and December 31, 2019, the Company identified $7.2 million and $6.8 million, respectively, of gross uncertain tax positions. Included in those balances as of March 31, 2020 and December 31, 2019 are $3.7 million and $3.6 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and three months ended March 31, 2020 and 2019, the amounts recorded related to interest and penalties were immaterial in each period.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Court of Appeals issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Court of Appeals reversed the 2015 decision of the Tax Court and upheld the cost-sharing regulations. On July 22, 2019, Altera petitioned for a rehearing with the Court of Appeals, and on November 12, 2019, the court denied that petition. On February 10, 2020, Altera filed a petition asking the United States Supreme Court to review the decision of the Court of Appeals. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction, the Company has determined no adjustment is required to the consolidated financial statements as a result of this ruling. As of March 31, 2020, the Company has maintained its position which is consistent with the U.S. Tax Court decision in favor of Altera. The Company estimates that the potential impact of a final adverse decision could be as much as $6.3 million on a financial statement basis for prior years’ taxes. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), and the coronavirus disease, COVID-19. The Company is currently evaluating how provisions in the CARES Act could impact the Company’s income tax obligations, if at all, or its financial position, results of operations and cash flows.
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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$27,201	$12,340
China	28,873	42,887
Germany	6,365	10,833
Thailand	22,096	23,681
Malaysia	13,027	2,384
Other	28,064	13,091
Total revenue	$125,626	$105,216

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, for the three months ended March 31, 2019, $2.4 million of Malaysia revenue was included within “Other” and has now been reclassified to be presented on a separate line in conformity with the current period presentation.
Total long-lived assets by country consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
United States	$18,194	$18,325
Thailand	3,550	3,870
China	1,828	1,949
Other	2,855	2,657
Total long-lived assets	$26,427	$26,801

15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
A	20%	31%
B	*	10%
C	29%	10%
E	15%	18%

*	Less than 10% of revenue in the period indicated

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
A	30%	28%
B	10%	16%
C	20%	*
G	*	10%

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three months ended March 31, 2020 and 2019, total purchases from each of the suppliers were as follows:

	Three Months Ended March 31,
	2020	2019
X	13%	18%
Y	53%	56%

The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with one vendor, not listed above, were less than 10% during the three months ended March 31, 2020 and 15% during the three months ended March 31, 2019.
16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $1.3 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which no costs were incurred during the three months ended March 31, 2020 and $0.3 million of costs were incurred during the three months ended March 31, 2019.
17. SUBSEQUENT EVENTS
An outbreak of SARS-CoV-2, and the coronavirus disease, COVID-19, was identified in China in late 2019 and has globally spread throughout other areas such as Asia, Europe, the Middle East and North America. The Centers for Disease Control and Prevention has recognized this outbreak as a pandemic which has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns. These measures have impacted and may further impact the Company’s workforce and operations, the operations of the Company’s customers, and those of the Company’s and its customers respective vendors, suppliers and partners. While the pandemic and these measures did not have a significant impact on the Company’s financial results for the three month period ended March 31, 2020, the extent to which the COVID-19 pandemic could impact the Company’s going forward results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact and the duration of the pandemic and related responsive measures. The Company is in the process of monitoring and assessing the effect of the COVID-19 pandemic.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 18, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” under Part II, Item 1A below.
Company Overview
Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect, we believe we are leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. Our products fall into three product groups: embedded modules, pluggable modules and semiconductors. Our embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second, or Gbps, for use in long-haul, metro and inter-data center markets. Our semiconductor product group consists of our low-power coherent digital signal processor application-specific integrated circuits, or DSP ASICs, and our silicon photonic integrated circuits, or silicon PICs, which are either integrated into our embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. We are also developing a 400ZR module that will expand our pluggable module product group, and enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. Our 400 Gbps pluggable product family will also include a new CFP2-DCO module that supports transmission rates up to 400 Gbps and the OpenROADM specification. Our modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, our modules can be easily integrated with customers’ network equipment. The advanced software in our modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
Revenue from our five largest customers, the mix of which customers varied across each period, was 76% and 77% during the three months ended March 31, 2020 and 2019, respectively.
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
During the three months ended March 31, 2020, we recorded acquisition-related costs of $0.9 million in sales, general and administrative expense within our condensed consolidated statements of operations.

Impact of COVID-19
Our global operations expose us to risks associated with public health crises, epidemics and pandemics, such as the novel coronavirus SARS-CoV-2, and the coronavirus disease, COVID-19. We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and customer demand for COVID-19 related changes. In this time of uncertainty, we are staying in close communication with our customers and other business partners and have taken steps to mitigate the impact of this dynamic and evolving situation. In addition, in response to the COVID-19 pandemic, we have modified our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures, and may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers, or that are required or recommended by federal, state or local authorities.
While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the three month period ended March 31, 2020, the extent to which the COVID-19 pandemic could impact the Company’s results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of COVID-19 on our future business, results of operations and financial condition.
Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$125,626	$105,216
Cost of revenue	66,344	55,374
Gross profit	59,282	49,842
Operating expenses:
Research and development	32,095	30,953
Sales, general and administrative	14,371	15,787
Total operating expenses	46,466	46,740
Income from operations	12,816	3,102
Total other income, net	2,250	2,394
Income before benefit for income taxes	15,066	5,496
Benefit for income taxes	(578)	(1,481)
Net income	$15,644	$6,977

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	53%	53%
Gross profit	47%	47%
Operating expenses:
Research and development	26%	29%
Sales, general and administrative	11%	15%
Total operating expenses	37%	44%
Income from operations	10%	3%
Total other income, net	2%	2%
Income before benefit for income taxes	12%	5%
Benefit for income taxes	—%	(1)%
Net income	12%	7%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue
Revenue by product group and the related changes during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	March 31, 2020	Total Revenue	March 31, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$21,769	17%	$17,426	16%	$4,343	25%
Pluggable modules	58,658	47%	55,517	53%	3,141	6%
Semiconductors	45,199	36%	32,273	31%	12,926	40%
Total revenue	$125,626	100%	$105,216	100%	$20,410	19%

Revenue increased by $20.4 million, or 19%, to $125.6 million in the three months ended March 31, 2020 from $105.2 million in the three months ended March 31, 2019. The increase was primarily due to a $12.9 million increase in sales of our semiconductors, a $4.3 million increase in sales of our embedded modules and a $3.1 million increase in sales of our pluggable modules. In the three months ended March 31, 2020 and 2019, we derived 23% and 41%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$66,344	$55,374	$10,970	20%
Gross profit percentage	47.2%	47.4%

Cost of revenue increased $11.0 million, or 20%, to $66.3 million in the three months ended March 31, 2020 from $55.4 million in the three months ended March 31, 2019. The increase is primarily attributable to increased sales volumes.
Our gross profit percentage was generally consistent at 47.2% in the three months ended March 31, 2020 compared to 47.4% in the three months ended March 31, 2019.

Research and Development

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$32,095	$30,953	$1,142	4%

Research and development expense increased $1.1 million, or 4%, to $32.1 million in the three months ended March 31, 2020 from $31.0 million in the three months ended March 31, 2019, primarily due to a $4.3 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $1.7 million increase in prototype development costs, which were partially offset by a $4.9 million decrease in research and development expenses related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$14,371	$15,787	$(1,416)	(9)%

Sales, general and administrative expenses decreased $1.4 million, or 9%, to $14.4 million in the three months ended March 31, 2020 from $15.8 million in the three months ended March 31, 2019. This decrease was primarily due to a $2.3 million decrease in professional services expense, which was primarily attributable to a decrease in estimated legal and settlement costs related to litigation matters recorded in the three months ended March 31, 2020, partially offset by a $0.9 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$2,250	$2,394	$(144)	(6)%

Total other income, net, was generally consistent at $2.3 million during the three months ended March 31, 2020, as compared to $2.4 million during the three months ended March 31, 2019, and is mainly comprised of interest income from marketable securities.
Benefit from Income Taxes

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Benefit from income taxes	$(578)	$(1,481)	$903	(61)%
Effective tax rate	(4)%	(27)%		23%

Income tax benefit for the three months ended March 31, 2020 was $0.6 million compared $1.5 million for the three months ended March 31, 2019. The benefit from income taxes recorded in the three months ended March 31, 2020 and 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$86,010	$73,532
Marketable securities	404,231	355,710
Working capital	403,404	367,805
Net cash provided by operating activities	22,055	29,328
Net cash provided by (used in) investing activities	27,015	(17,640)
Net cash provided by financing activities	323	1,400

We fund our operations primarily through cash generated from operations. As of March 31, 2020, we had cash and cash equivalents totaling $86.0 million, marketable securities of $404.2 million and accounts receivable of $96.8 million.
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
Net cash provided by operating activities was $22.1 million in the three months ended March 31, 2020 as compared to $29.3 million in the three months ended March 31, 2019. The decrease of $7.3 million was primarily due to an $18.3 million decrease in cash related to changes in operating assets and liabilities, partially offset by an $8.7 million increase in net income and a $2.4 million increase in non-cash expense items primarily consisting of stock-based compensation and deferred income taxes. Changes in cash flows related to operating assets and liabilities primarily consisted of a $13.0 million decrease in cash due to the timing of our accounts payable and accrued liability payments, a $6.3 million decrease in cash due to the timing of our accounts receivable collections in the three months ended March 31, 2020, a $2.7 million decrease in cash due to changes in deferred revenue balances and a $2.0 million decrease in cash due to changes in prepaid and other asset balances, partially offset by a $5.7 million increase in cash due to a decreased inventory balance.
The ultimate resolution of ongoing litigation matters may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. As of March 31, 2020, we have accrued a total of $20.0 million in litigation and settlement-related accruals.
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
Net cash provided by investing activities in the three months ended March 31, 2020 was $27.0 million as compared to net cash used in investing activities of $17.6 million in the three months ended March 31, 2019. This change was primarily attributable to a $44.7 million increase in net sales of marketable securities during the three months ended March 31, 2020.

Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the three months ended March 31, 2020 was $0.3 million as compared to $1.4 million during the three months ended March 31, 2019, primarily attributable to a decrease in the number of stock options exercised.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments, purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at March 31, 2020. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease liabilities, including imputed interest (1)	$27,432	$3,248	$8,636	$8,850	$6,698
Purchase obligations (2)	69,465	69,465	—	—	—
Income taxes payable (3)	7,744	627	2,407	4,710	—
Unrecognized tax benefits (4)	3,703	—	—	—	—
Total	$108,344	$73,340	$11,043	$13,560	$6,698

(1)
We lease facilities and equipment under non-cancelable operating lease agreements. Refer to Note 8, Leases, of the “Notes to Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our leases.

(2)
Our purchase obligations primarily consist of outstanding purchase orders with our contract manufacturers for inventory and other third parties for the manufacturing of our wafers and semiconductors. Our relationships with these vendors typically allow for the cancellation of outstanding purchase orders, but require payments of all expenses incurred through the date of cancellation. Other obligations include future non-inventory purchases and commitments related to future fixed asset purchases.

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

(4)
We had $7.2 million of uncertain tax positions as of March 31, 2020. Included in the balance of unrecognized tax benefits as of March 31, 2020 were $3.7 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless the securities’ decline in market value is due to credit losses. An immediate 100 basis point change in interest rates would have a $2.1 million effect on the fair market value of our portfolio as of March 31, 2020. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Our exposure to market risk from changes in foreign currency exchange rates and inflation has not changed materially from our exposure as of December 31, 2019.
Additional information regarding COVID-19 related risks and uncertainties may be found in the sections titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 and “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
COVID-19
In response to COVID-19, we have undertaken measures to protect our employees, partners and customers, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures, however, those changes have so far not been material.

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
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019 and the jury returned a verdict on July 17, 2019. The jury found against us for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breaches of contract, and $1 to ViaSat for our trade secret misappropriation claim. The jury awarded $1 to us for ViaSat’s misappropriation of trade secrets and awarded no damages to us for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that we pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. We filed post-trial motions for entry of judgment in our favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against us in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, we filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and briefs have not yet been submitted. As of March 31, 2020, we have accrued a total of $20.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019, ViaSat, Inc. filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of our products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of our products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, we responded to ViaSat’s second lawsuit with a general denial and moved to stay the case. On February 28, 2020, the court issued an order granting our motion to stay the case pending outcome of the appeal in the first lawsuit. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
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
In August 2019, two shareholder lawsuits and two putative class action lawsuits were filed against us and each of our directors in connection with the proposed Merger, which lawsuits included Jiang v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-07267 (the “Jiang lawsuit”), O’Brien v. Acacia Communications, Inc., et al., Civil Action No. 1:19-

cv-01463 (the “O’Brien lawsuit”), Rosenblatt v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-01470 (the “Rosenblatt lawsuit”), and Mac v. Acacia Communications, Inc., et al., Civil Action No. 1:19-cv-11706 (the “Mac lawsuit”). On August 27, 2019, we and the plaintiffs in the O’Brien, Rosenblatt and Mac lawsuits entered into a memorandum of understanding in which these plaintiffs agreed to dismiss with prejudice their individual claims and to dismiss without prejudice the class claims asserted in those actions, in return for our agreement to make the supplemental disclosures set forth under the heading “Supplement to Proxy Statement” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019 (the “Supplemental Disclosures”). On August 28, 2019, we and the plaintiff in the remaining Jiang lawsuit entered into a memorandum of understanding in which the plaintiff would dismiss with prejudice his claims asserted in that action, in return for our agreement to make the Supplemental Disclosures. Pursuant to the memoranda of understanding, the plaintiffs in all four actions filed notices of voluntary dismissal on September 11, 2019. Pursuant to the memoranda of understanding, the plaintiffs in these four actions and their counsel reserved their right to file applications seeking attorney’s fees and expenses based upon the purported benefit they believe was conferred upon our stockholders by causing the Supplemental Disclosures to be disseminated. In February, 2020, the parties resolved the fee claim and no fee applications will be necessary.
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
Risks Related to Our Business and Industry
The extent to which the novel coronavirus 2019-nCoV pandemic, referred to as the COVID-19 pandemic, or COVID-19, has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition is uncertain.
The global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19, has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns and has created significant uncertainty and economic disruption, both near-term and potentially long-term. The spread of COVID-19 has caused us to modify our business practices (including around employee travel, employee work locations, physical participation in meetings and onsite support, attendance at events and conferences and social distancing), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. These measures have affected the way we conduct our product development, validation and qualification, customer sales and support services, including onsite support, and other activities, which could have an adverse effect on our business, results of operations and financial condition. While we have taken steps to mitigate the impact of COVID-19 on our financial condition and results of operations for the three month period ended March 31, 2020, the extent to which the COVID-19 pandemic could affect our business, results of operations and financial condition in the future is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; the availability of reliable and effective testing, vaccines or other therapies; and the effect of the pandemic on short- and long-term general economic conditions. We have and may continue to experience short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business, results of operations and financial condition in future periods. In addition, several of our customers, contract manufacturers, suppliers and other business partners have experienced and are continuing to experience similar challenges and any adverse impact or disruption to their businesses, results of operations and financial condition could have a downstream adverse impact to ours. For example, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the COVID-19 pandemic. As a result, it is difficult to predict the nature and extent to which the COVID-19 pandemic and responsive measures related thereto will impact our business, results of operations and financial condition.
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018, 70% of our revenue in 2017, 76% of our revenue in the three months ended March 31, 2020 and 77% of our revenue in the three months ended March 31, 2019. In 2019, ZTE accounted for 27% of our revenue, Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 17% of our revenue, Infinera Corporation, or Infinera, accounted for 17% of our revenue and ADVA Optical Networking North America, Inc., or ADVA, accounted for 13% of our revenue. In 2018, ZTE accounted for 20% of our revenue, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, accounted for 17% of our revenue, ADVA accounted for 15% of our revenue and Cisco accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue. In the three months ended March 31, 2020, Infinera accounted for 29% of our revenue, ZTE accounted for 20% of our revenue and Cisco accounted for 15% of our revenue. In the three months ended March 31, 2019, ZTE accounted for 31% of our revenue, Cisco accounted for 18% of our revenue, Infinera accounted for 10% of our revenue and ADVA accounted for 10% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or any acceleration or delay in anticipated product purchases, including as a result of COVID-19 related disruptions in the operations and supply chains of our customers, or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers may also reduce or discontinue their purchases of our products in the event they transition to internally developed products or determine to divide their purchases of our products between us and a second source, including to mitigate against actual or perceived supply chain risks related to COVID-19. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first and second quarters of 2019 and had reduced orders in the third quarter of 2019 before returning to a higher level of purchasing in the fourth quarter of 2019. We have experienced similar unevenness in purchases by our larger customers in prior years. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen, and may in the future see consolidation of our customer base which could result in loss of customers, reduced purchases or may increase the concentration of our customer purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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

•
our ability to provide onsite support to our customers in connection with the integration of our products into their product offerings, as well as the ramp and deployment of such product offerings, which has been made more challenging while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;

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
If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, including as a result of market uncertainty and changes to network deployment schedules as a result of COVID-19, we may not realize anticipated benefits from our investments in research and development. For example, between 2017 and 2019 our industry experienced a slowdown in the rate of new network deployments in the China long-haul and metro network markets, which, when combined with weakening prices and excess inventory, resulted in a corresponding slowdown in the order rate of certain of our China-based customers. Although these order rates began to improve in 2019, the impact of COVID-19 on China and the risk of the pandemic returning to China in the future, has adversely impacted, and may continue to adversely impact, our China-based customers and further disrupt the timing and scope of their network deployment schedules. The combined impact of governmental policy, the cyclical nature of a major market and uncertainties around COVID-19 impacts has made it difficult to predict demand from Chinese customers. As a result, our business, competitive position, market share and operating results have experienced, and may continue to experience, pressure.
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
Additionally, the ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current pandemic and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products.
Negative economic conditions created or exacerbated by the ongoing COVID-19 pandemic could adversely impact our business in various respects.
Our results of operations could be adversely affected by general conditions in the global economy. For example, a slowdown in the economies of, or adverse changes in economic conditions in, one or more of the countries in which we operate as a result of the ongoing COVID-19 pandemic could adversely affect demand for our products, change the mix of products we sell to a mix with a lower average gross margin, adversely affect our net sales, cause customers or other business partners to delay or fail to make payments owed to us, result in slower inventory turnover, adversely impact the rate of return on our investments or otherwise materially adversely affect our business, financial condition, stock price and results of operations. Further, a prolonged COVID-19 pandemic could result in the imposition of additional quarantines or closures of office spaces or manufacturing facilities, travel and transportation restrictions and/or import and export restrictions after the various responsive measures that are currently in place are lifted, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. The economic factors that affect our operations also may adversely affect the operations of our customers, contract manufacturers, suppliers and other business partners. The extent and duration of such economic impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the availability of reliable and effective testing, vaccines or other therapies and the impact of these and other factors on our operations and the global economy.
We may not be able to maintain or improve our gross margins.
We may not be able to maintain or improve our gross margins. Factors such as significant decreases in our revenue, slow introductions of new products, our failure to effectively reduce the cost of existing products, our failure to maintain or improve our product mix or pricing, changes in customer demand or share allocation, annual, semi-annual or quarterly price reductions in excess of industry forecasts and pricing discounts required under the terms of our customer contracts, pricing pressure resulting from increased competition, the availability of superior, ‘good enough’ or lower-cost technologies, market consolidation or the potential for future macroeconomic or market volatility to reduce sales volumes have and may continue to adversely impact our gross margins. Our gross margins could also be adversely affected by unfavorable production yields or variances, increases in or the inability to secure appropriate periodic decreases in costs of components and materials, the timing changes in our inventory, warranty costs and quality-related returns, changes in foreign currency exchange rates (including any substantial changes resulting from the ongoing COVID-19 pandemic), potential inability to reduce manufacturing costs in response to any decrease in our revenue and possible exposure to inventory valuation reserves. Our competitors have a history of reducing their prices to increase or avoid losing market share, and we may have to reduce our prices to continue to effectively compete. If we are unable to maintain or improve our gross margins, our financial results will be adversely affected.
We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.
Since January 1, 2013, we have shipped our products to customers located in 23 foreign countries. In 2019, 2018, 2017, and the three months ended March 31, 2020 and 2019, we derived 85%, 83%, 84%, 78% and 88%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2019, 2018, 2017, and the three months ended March 31, 2020 and 2019, we derived 34%, 29%, 39%, 23% and 41%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

•
U.S. or foreign governmental action, such as export control or import restrictions, that could prevent or significantly hinder our ability to sell our products to certain customers or customers in certain foreign jurisdictions or build our products internationally;

•	greater difficulty in enforcing contracts and accounts receivable obligations and longer collection periods, which may be exacerbated by the ongoing COVID-19 pandemic;

•
difficulties in managing, staffing and overseeing international offices and foreign manufacturers, including while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

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

•
natural disasters, major public health issues (including the COVID-19 pandemic discussed further in the risk factor “The extent to which the COVID-19 pandemic will adversely affect our business, results of operations and financial condition is uncertain,” above), acts of war or terrorism and other catastrophic events.

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
The U.S. Congress or U.S. regulatory authorities may take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or others of our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. U.S. regulators are reportedly considering additional measures that may be used to restrict access to U.S. products and technologies by countries such as China and specific companies such as Huawei. Such measures could include extending the extraterritorial reach of U.S. restrictions by reducing the thresholds for applying U.S. regulations to non-U.S.-made items incorporating or derived from U.S. parts, components, software or technologies. U.S. regulators may also impose new export license requirements for items that can currently be furnished under broad license exceptions, or new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks.
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
Pursuant to an executive order issued in May 2019, the U.S. government is developing a new regulatory mechanism through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. It is widely expected that these restrictions will be implemented to block Chinese suppliers, such as Huawei, from serving U.S. telecommunications and telecommunications infrastructure markets, but specific targets of these restrictions are not enumerated and the regulatory procedures have not yet been finalized.
A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. Future regulations are expected to extend these restrictions to prohibit U.S. government contracts with entities that use the restricted equipment or services and to prohibit recipients of U.S. government grant or loan funding from using such funding for acquiring the restricted equipment or services or awarding, extending or renewing contracts with entities that use the restricted equipment or services.
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
Industries focused on semiconductor and optical network technologies can be volatile and highly cyclical. The markets are characterized by constant and rapid technological change and price erosion, increasing effects of competition, and frequent new product introductions and technology displacement, including those driven by fragmented and proprietary system designs. The industries are further impacted by evolving technical standards, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used, and changes in end market demand, as the industry has recently experienced across China, as well as within inter-data center and metro markets. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure. Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China and the expansion of the inter-data center market, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns, such as the cyclical downturn in China between 2017 and 2019, even when overall economic conditions are relatively stable. Additionally, although conditions in China began to improve in 2019, the impact of COVID-19 on China and the risk of the pandemic returning to China in the future, has adversely impacted, and may continue to adversely impact, China which may adversely impact overall economic conditions in China and lead to an extended or new cyclical downturn. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.
If we fail to attract, retain and motivate key personnel, or if any of our key personnel become ill, are required to self-quarantine or otherwise become unwilling or unable to perform their duties as a result of the COVID-19 pandemic, our business could suffer.
Our business depends on the services of highly qualified employees in a variety of disciplines, including optical systems and networking, digital signal processing, large-scale ASIC design and verification, mixed-signal ASIC design, silicon photonic integration, system software development, hardware design and high-speed electronics design. Our success depends on the skills, experience and performance of these employees and members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry and a limited number of qualified personnel with expertise in the areas that are relevant to our business, and as a result we may not be able to attract and retain the personnel necessary for the expansion and success of our business. Competition for qualified personnel and the ability to attract and onboard such quality personnel may increase, perhaps significantly, as a result of COVID-19 related preventative measures. All of our founders are currently employees of our company. The loss of services of any of our founders, other members of our senior management team or key personnel, or our inability to continue to attract qualified personnel, could have a material adverse effect on our business. In addition, in response to the COVID-19 pandemic, we modified our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures. These measures have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, and apply to all our employees worldwide, including our key personnel, some of whom continue to work onsite supporting our business-critical operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and disruptions to our business operations resulting from illness, quarantines, self-isolation or on the ability of our employees to perform their jobs or work onsite could lead to unavailability of key personnel and could harm our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.
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

Further, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. In addition, certain of our third-party contract manufacturers, foundries and other service providers have been and will be disrupted by worker absenteeism, quarantines and travel and health-related restrictions that impact the ability of their facilities to operate at full capacity. While we are staying in close communication with these business partners and acting to mitigate the impact of this dynamic and evolving situation, the duration, nature and extent of the effect of COVID-19 on our supply chain is not determinable and depends on future developments, which are highly uncertain and cannot be predicted.
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

•
the location of contract manufacturers, foundries and other service providers in regions that are and historically have been disproportionately impacted by major public health issues, such as the ongoing COVID-19 pandemic, and our inability to effectively manage, staff and oversee the activities of these providers while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;

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
We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources and in certain instances we face capacity competition from some of our suppliers. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience quality, manufacturing or financial difficulties that could cause them to terminate development efforts related to, or prevent them from supplying to us in desired quantities, or at all, materials, or equipment used in, the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shutdowns due to circumstances beyond their control such as labor issues, political unrest, natural disasters or major public health issues. For example, certain of our contract manufacturers and suppliers have experienced manufacturing delays and shutdowns as a result of the ongoing COVID-19 pandemic. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, components, equipment or tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process and require that we agree to terms, including on costs, that are less favorable to us, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.
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
Given the high level of sophisticated functionality embedded in our products, our manufacturing processes are complex and often involve more than one manufacturer. This complexity may result in lower manufacturing yields and may make it more difficult for our current and future contract manufacturers to scale to higher production volumes. In addition, as a result of the ongoing COVID-19 pandemic, certain of our suppliers have shifted some of their manufacturing capacity to the production of personal protective equipment, medical devices or subcomponents and other COVID-19 related activities, which has extended, and could continue to extend, lead times and the overall availability of components and other materials used in the manufacture of our products. If we are unable to manufacture our products in volumes or at times sufficient to meet demand, our customers could postpone or cancel orders or seek alternative suppliers for these products, or lower cost, easier to manufacture competitive products, which would harm our reputation and adversely affect our results of operations.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand or if our customers overstate their demand for our products to us in an attempt to mitigate against potential future COVID-19 related supply shortages, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity or critical components are unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the years ended December 31, 2019 and December 31, 2016, we experienced revenue growth rates of 37% and 100%, respectively, as compared to the immediately preceding annual period, and during the three months ended March 31, 2020 and 2019 we experienced revenue growth rates of 19% and 44%, respectively, as compared to the same period in the prior year. Conversely, during the years ended December 31, 2018 and 2017, our revenue declined 12% and 19%, respectively, as compared to the immediately preceding annual period. The revenue growth rates we experienced in the years ended December 31, 2019 and December 31, 2016 and the three months ended March 31, 2020 and 2019 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. In addition, the ongoing COVID-19 pandemic will in the short-run and may in the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our products. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the three months ended March 31, 2020 and 2019 and the years ended December 31, 2014 through 2017 and again in the year ended December 31, 2019, we incurred operating losses in the years ended December 31, 2009 through 2013 and again in the year ended December 31, 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
We may not be able to successfully manage our business if we are unable to maintain our internal systems, processes and controls.
In order to effectively manage our operations and any future growth, we need to continue to maintain our internal systems, processes and controls. Furthermore, in light of the ongoing COVID-19 pandemic, modified processes, procedures and controls may be required to respond to changes in our business environment, as the vast majority of our employees are required to work from home and many onsite locations remain closed. We may not be able to successfully maintain and implement improvements to our internal control systems, processes and controls in an efficient, cost effective or timely manner. In addition, our systems and processes, including any that we adopt in response to COVID-19 related changes in our business environment, may not prevent or detect all errors, omissions or fraud. We may experience difficulties in maintaining and managing improvements to our systems or processes and controls, which could impair our ability to provide products to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business or acquire complementary businesses. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance and investor interest. Further, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds. Additional funding may not be available to us on acceptable terms or at all. If adequate funding is not available, we may be required to reduce expenditures, including curtailing our growth strategies and reducing our product development efforts, or forgo acquisition opportunities. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any preferred equity issuance or debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Our business and operating results may be adversely affected by natural disasters, major public health issues, including the ongoing COVID-19 pandemic, or other catastrophic events beyond our control.
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and major public health issues, including pandemics, as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures, system failures or Internet failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Malaysia, Philippines, Singapore, Taiwan and the United States. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China and Thailand, countries that have been affected by the COVID-19 pandemic and have taken and continue to take measures to try and contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on the ability of our employees to travel to and access these facilities or on our support operations, or similar limitations imposed on our assembly and fabrication partners, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations. Additionally, some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with significant community spread of COVID-19 and a history of severe weather activity and, in the case of California, above average seismic activity. Further, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant disruption or damage to any of these facilities or to any facilities that we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. For example, as a result of the extension of the lunar new year holidays in China due to the COVID-19 pandemic, shipments of certain supplies and components used by our contract manufacturers in the manufacture of our products and the operations of our contract manufacturers and other suppliers were disrupted, which resulted in delayed shipment of certain of our products to our customers. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

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
We increasingly depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website and email services, and misappropriate our proprietary information, provide false or misleading instructions to our personnel, embed malicious code in our products or cause interruptions of our service. Work-from-home and other measures that we have adopted in response to the COVID-19 pandemic introduce additional cybersecurity risks. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures and adherence to their contractual obligations to us, including in connection with their use of and access to our systems. Additionally, we depend upon our employees, customers, suppliers, manufacturers, contractors and other third parties, or our related parties, to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Data may be accessed or modified improperly as a result of related party theft, error or malfeasance and third parties may attempt to fraudulently induce our related parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our related parties’ data or IT systems. Accordingly, if our cybersecurity systems and those of our related parties fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our related parties, our ability to conduct our business effectively could be damaged in a number of ways, including:

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
We have expanded and may continue to expand our operations into multiple non-U.S. jurisdictions in connection with our 2015 corporate restructuring, including those having tax rates higher and lower than those we are subject to in the United States. As a result, our effective tax rate will be influenced by the amounts of income and expense attributed to each such jurisdiction, which is materially affected by our valuation and pricing of intercompany transactions, both of which can be based on significant management assumptions or estimates. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. In addition, the COVID-19 pandemic and responsive measures related thereto could materially change the geographic mix of revenue earned in U.S. and non-U.S. jurisdictions, as well as the income and expense attributed to such jurisdictions. As a result, the COVID-19 pandemic and responsive measures related thereto could have a material impact on our effective tax rate. As a result of our corporate restructuring, we will be subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities in the future and there is a risk that the tax authorities could challenge our tax positions, including the assumptions and estimates on which we base the valuation and pricing of intercompany transactions.
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
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service, or IRS, in the United States and will be subject to periodic examination of our income tax and other returns by taxing authorities in other tax jurisdictions. For example, we have been selected for examination by the IRS for our income tax years 2014 through 2017, by the State of New Jersey for income tax years 2015 through 2017 and by the Commonwealth of Massachusetts for sales and use tax years 2016 through 2018. We assess and will continue to assess on a regular basis the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.
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
Other legislative and regulatory proposals, as well as case law, may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect. Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. For example, we are monitoring the litigation in Altera Corp v. Commissioner for its potential impact on us, as described in Note 13, Income Taxes, of the “Notes to Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.
We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
Credit ratings and pricing of our domestic and international investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Further, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which has adversely impacted, and could continue to adversely impact the return from our portfolio of cash equivalents and marketable securities. Ongoing and future fluctuations in credit ratings and market values could result in significant realized losses in our investment portfolio.
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

•
changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty related to Brexit and COVID-19;

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

•	actions or announcements by activist shareholders or others; and

•	other factors such as political unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the COVID-19 pandemic.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and our ability to maintain and increase our customer base;

•	the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•	pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;

•	our ability to ramp production of new products with our contract manufacturers;

•	delays or disruptions in our supply or manufacturing chain, including any delays or distributions related to the ongoing COVID-19 pandemic;

•	our ability to reduce manufacturing costs;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;

•	seasonal and period-over-period buying patterns of some of our customers;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;

•	insolvency, credit consolidation or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;

•	levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	the pending Merger;

•	product recalls, regulatory proceedings or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, particularly as a result of the impact of COVID-19 and any resulting short-term and potential longer term economic slowdown.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.
ITEM 6. Exhibits.
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acacia Communications, Inc.

Date: May 4, 2020	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer