Form 10-Q
period 2020-06-30
Acacia Communications, Inc.
filed 2020-08-10
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2020, the registrant had 42,039,179 shares of common stock outstanding.

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

•
uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers;

•
our ability to sustain or increase revenue from our larger customers, generate revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;

•	our ability to anticipate the timing and scale of demand for our products, including from our largest customers;

•	the adverse impact of negative economic conditions created or exacerbated by the ongoing COVID-19 pandemic;

•	our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;

•	our ability to produce products free of problems, defects, errors and vulnerabilities;

•	our anticipated growth strategies;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the markets in which we operate;

•	our expectations regarding, and the capacity and stability of, our supply chain and manufacturing;

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	the scope, progress, expansion, and costs of developing and commercializing our products;

•	the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$245,534	$36,617
Marketable securities - short-term	198,125	300,129
Accounts receivable	115,109	97,948
Inventory	32,457	40,820
Prepaid expenses and other current assets	7,951	6,518
Total current assets	599,176	482,032
Marketable securities - long-term	70,718	134,632
Property and equipment, net	27,355	26,801
Operating lease right-of-use assets	29,731	25,046
Deferred tax asset	52,436	51,798
Other assets	850	1,106
Total assets	$780,266	$721,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,653	$46,957
Accrued liabilities	62,271	61,680
Deferred revenue	4,033	4,483
Total current liabilities	119,957	113,120
Income taxes payable	6,280	7,117
Non-current operating lease liabilities	19,182	15,726
Other long-term liabilities	5,538	7,029
Total liabilities	150,957	142,992

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 42,965 and 42,399 shares issued at June 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 974 shares at June 30, 2020 and December 31, 2019	(39,712)	(39,712)
Additional paid-in capital	420,415	402,032
Accumulated other comprehensive income	1,498	720
Retained earnings	247,104	215,379
Total stockholders’ equity	629,309	578,423
Total liabilities and stockholders’ equity	$780,266	$721,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$135,215	$111,183	$260,841	$216,399
Cost of revenue	70,007	60,096	136,351	115,470
Gross profit	65,208	51,087	124,490	100,929
Operating expenses:
Research and development	32,575	28,976	64,670	59,929
Sales, general and administrative	18,276	29,899	32,647	45,686
Total operating expenses	50,851	58,875	97,317	105,615
Income (loss) from operations	14,357	(7,788)	27,173	(4,686)
Other income, net:
Interest income, net	1,625	2,902	3,918	5,348
Other expense, net	(34)	(55)	(77)	(107)
Total other income, net	1,591	2,847	3,841	5,241
Income (loss) before benefit from income taxes	15,948	(4,941)	31,014	555
Benefit from income taxes	(133)	(2,916)	(711)	(4,397)
Net income (loss)	$16,081	$(2,025)	$31,725	$4,952
Earnings (loss) per share:
Basic	$0.38	$(0.05)	$0.76	$0.12
Diluted	$0.37	$(0.05)	$0.74	$0.12
Weighted-average shares used to compute earnings (loss) per share:
Basic	41,887	40,777	41,731	40,532
Diluted	43,139	40,777	43,117	42,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$16,081	$(2,025)	$31,725	$4,952
Other comprehensive income:
Changes in unrealized income (loss) on marketable securities, net of income taxes of $(216), $(177), $(72) and $(160) for the three and six months ended June 30, 2020 and 2019, respectively	1,791	478	778	1,033
Comprehensive income (loss)	$17,872	$(1,547)	$32,503	$5,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized gains on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	$4	974	$(39,712)	$369,634	$183	$189,517	$519,626
Exercise of common stock options	72	—			413			413
Vesting of restricted stock units	297	—						—
Common stock issued under employee stock purchase plan	56	—			2,131			2,131
Stock-based compensation expense					8,927			8,927
Unrealized gains on marketable securities, net of tax of $(72)						478		478
Net loss							(2,025)	(2,025)
Balance at June 30, 2019	41,955	$4	974	$(39,712)	$381,105	$661	$187,492	$529,550

Balance at December 31, 2019	42,399	$4	974	$(39,712)	$402,032	$720	$215,379	$578,423
Exercise of common stock options	36	—			323			323
Vesting of restricted stock units	255	—			—			—
Stock-based compensation expense					9,263			9,263
Unrealized losses on marketable securities, net of tax of $39						(1,013)		(1,013)
Net income							15,644	15,644
Balance at March 31, 2020	42,690	$4	974	$(39,712)	$411,618	$(293)	$231,023	$602,640
Exercise of common stock options	12	—			150			150
Vesting of restricted stock units	263	—						—
Stock-based compensation expense					8,647			8,647
Unrealized gains on marketable securities, net of tax of $(216)						1,791		1,791
Net income							16,081	16,081
Balance at June 30, 2020	42,965	$4	974	$(39,712)	$420,415	$1,498	$247,104	$629,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,725	$4,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,315	6,330
Stock-based compensation	18,168	17,007
Deferred income taxes	(638)	(4,506)
Non-cash lease expense	1,994	2,406
Other non-cash benefits	(537)	(1,439)
Changes in operating assets and liabilities:
Accounts receivable	(17,161)	1,335
Inventory	8,363	(13,040)
Prepaid expenses and other current assets	(1,433)	5,568
Other assets	263	(247)
Accounts payable	7,121	(390)
Accrued liabilities	18	20,216
Deferred revenue	(2,467)	(920)
Income taxes payable	(837)	(1,674)
Lease liabilities	(2,649)	(1,697)
Other long-term liabilities	162	165
Net cash provided by operating activities	47,407	34,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,189)	(6,072)
Purchases of marketable securities	(81,937)	(229,695)
Sales and maturities of marketable securities	249,170	183,488
Deposits	(7)	—
Net cash provided by (used in) investing activities	161,037	(52,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock under stock-based compensation plans	473	3,944
Net cash provided by financing activities	473	3,944

Net increase (decrease) in cash and cash equivalents	208,917	(14,269)
Cash and cash equivalents—Beginning of period	36,617	60,444
Cash and cash equivalents—End of period	$245,534	$46,175

Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$611	$(996)

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$4,913	$7,084
Capital expenditures incurred but not yet paid	$913	$1,618

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
Proposed Merger with Cisco Systems
On July 8, 2019, the Company, Cisco Systems, Inc., a California corporation (the “Parent”), and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by the Company’s stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining antitrust approval in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. The Company and the Parent have already received antitrust clearance for the Merger in the United States, Germany and Austria. Other than customary closing conditions that are to be satisfied at the time of closing, regulatory clearance from the State Administration for Market Regulation of the People’s Republic of China represents the only remaining outstanding closing condition set forth in the Merger Agreement. If the Merger is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. The parties expect the Merger to close no later than the third business day following the satisfaction or waiver of these closing conditions.
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
The Company recorded acquisition-related costs of $1.0 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.

Impact of COVID-19
An outbreak of the novel coronavirus, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), and the coronavirus disease, COVID-19, was identified in China in late 2019 and has spread globally. The Centers for Disease Control and Prevention has recognized this outbreak as a pandemic which has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns. These measures have impacted and may further impact the Company’s workforce and operations, the operations of the Company’s customers, and those of the Company’s and its customers’ respective vendors, suppliers and partners. While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the three or six month periods ended June 30, 2020, the extent to which the COVID-19 pandemic could impact the Company’s results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, the Company is unable to predict with any confidence the likely impact of COVID-19 on its future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2020, its condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, its condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, its condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and its condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact from the adoption of ASU 2016-13 on the Company’s condensed consolidated financial statements. The Company is exposed to credit losses through sales of its products. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company has not recorded any allowance for credit losses as of June 30, 2020 or December 31, 2019. Refer to Note 4 for information regarding how the Company assesses credit losses on its available-for-sale debt securities.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, ASU 2019-12 will require companies to apply certain aspects of this standard retrospectively for all periods presented, while requiring other aspects to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company expects the impact of adopting this new standard to be immaterial to its condensed consolidated financial statements.
3. REVENUE
The opening and closing balances of the Company’s accounts receivable and deferred revenue for the six months ended June 30, 2020 are as follows (in thousands):

	Balance at Beginning of Period	Increase / (Decrease)	Balance at End of Period
Six Months Ended June 30, 2020
Accounts receivable	$97,948	17,161	$115,109
Deferred revenue (current)	$4,483	(450)	$4,033
Deferred revenue (non-current)	$3,444	(2,017)	$1,427

The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $2.8 million for the six months ended June 30, 2020. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheets.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of June 30, 2020, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded modules	$46,738	35%	$21,844	20%	$68,507	26%	$39,270	18%
Pluggable modules	61,104	45%	54,905	49%	119,762	46%	110,422	51%
Semiconductors	27,373	20%	34,434	31%	72,572	28%	66,707	31%
Total revenue	$135,215	100%	$111,183	100%	$260,841	100%	$216,399	100%

4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$179,420	$—	$—	$179,420	$179,420	$—
Money market funds	66,114	—	—	66,114	66,114	—
U.S. treasury bonds	52,693	367	—	53,060	—	53,060
Commercial paper	17,344	8	—	17,352	—	17,352
Certificates of deposit	12,708	39	(1)	12,746	—	12,746
Asset-backed securities	49,523	302	—	49,825	—	49,825
Corporate debt securities	134,877	988	(5)	135,860	—	135,860
Total	$512,679	$1,704	$(6)	$514,377	$245,534	$268,843
(1) Losses represent marketable securities that were in loss positions for less than one year.

	As of December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$29,116	$—	$—	$29,116	$29,116	$—
Money market funds	2,010	—	—	2,010	2,010	—
U.S. treasury bonds	116,710	126	(1)	116,835	—	116,835
Commercial paper	44,300	—	—	44,300	5,491	38,809
Certificates of deposit	24,522	19	(2)	24,539	—	24,539
Asset-backed securities	73,370	134	(5)	73,499	—	73,499
Corporate debt securities	180,607	475	(3)	181,079	—	181,079
Total	$470,635	$754	$(11)	$471,378	$36,617	$434,761

(1) Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from the sales and maturities of marketable securities	$137,469	$93,198	$249,170	$183,488
Realized gains	$45	$3	$109	$6
Realized losses	$—	$—	$—	$(2)

 The contractual maturities of short-term and long-term marketable securities held at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$196,941	$198,125	$299,725	$300,129
Due after one year through three years	70,204	70,718	134,292	134,632
Total	$267,145	$268,843	$434,017	$434,761

As of June 30, 2020, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive (loss) income in the Company’s condensed consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive (loss) income during the three and six months ended June 30, 2020 and 2019 for realized gains or losses on available-for-sale investments.
5. INVENTORY
Inventory consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$21,708	$24,777
Work-in-process	172	673
Finished goods	10,577	15,370
Inventory	$32,457	$40,820

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Engineering laboratory equipment	$60,887	$58,320
Computer software	3,802	3,730
Computer equipment	8,683	7,837
Furniture and fixtures	3,641	3,641
Leasehold improvements	4,186	3,999
Construction in progress	4,646	2,449
Total property and equipment	85,845	79,976
Less: Accumulated depreciation	(58,490)	(53,175)
Property and equipment, net	$27,355	$26,801

Depreciation expense was $2.6 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $5.3 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Employee-related liabilities	$10,645	$10,816
Current maturities of operating leases	4,448	4,228
Goods and services received not invoiced	2,831	2,297
Accrued manufacturing related expenses	2,807	3,781
Warranty reserve	9,629	10,354
Litigation and settlement accrual	25,000	20,000
Other accrued liabilities	6,911	10,204
Accrued liabilities	$62,271	$61,680

8. LEASES
The Company leases real estate assets and equipment. For leases with terms greater than 12 months, the Company records the related right-of-use (“ROU”) asset and lease obligation at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit discount rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement, including observable rates, adjusted for various factors including financing spreads and other lease specific adjustments, as applicable. The Company has elected not to record an ROU asset and lease obligation for short-term leases (with terms less than 12 months) or separate non-lease components from associated lease components for its real estate lease assets.
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
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

	Classification on the Balance Sheet	June 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$29,731
Liabilities
Current - operating	Accrued liabilities	4,448
Noncurrent - operating	Noncurrent operating lease liabilities	19,182
Total lease liabilities		$23,630

Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	4.24%

Operating lease costs were $1.5 million and $1.4 million during the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $2.6 million during the six months ended June 30, 2020 and 2019, respectively. Short-term lease costs during the three and six months ended June 30, 2020 and 2019 were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $1.1 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.0 million during the six months ended June 30, 2020 and 2019, respectively, which were operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$2,187
2021	4,423
2022	4,263
2023	4,416
2024	4,437
Thereafter	6,701
Total minimum lease payments	26,427
Less: amount of lease payments representing interest	(2,797)
Present value of future minimum lease payments	23,630
Less: current obligation under leases	4,448
Long-term lease obligations	$19,182

As of June 30, 2020, the Company was committed to expend approximately $0.9 million for additional construction build-out at its New Jersey facility.
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$66,114	$—	$66,114
U.S. treasury bonds	—	53,060	—	53,060
Commercial paper	—	17,352	—	17,352
Certificates of deposit	—	12,746	—	12,746
Asset-backed securities	—	49,825	—	49,825
Corporate debt securities	—	135,860	—	135,860
Total	$—	$334,957	$—	$334,957

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$2,010	$—	$2,010
U.S. treasury bonds	—	116,835	—	116,835
Commercial paper	—	44,300	—	44,300
Certificates of deposit	—	24,539	—	24,539
Asset-backed securities	—	73,499	—	73,499
Corporate debt securities	—	181,079	—	181,079
Total	$—	$442,262	$—	$442,262

There were no transfers between fair value measurement levels during the three or six months ended June 30, 2020 or 2019. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$548	$571	$1,070	$1,091
Research and development	5,646	5,325	11,631	10,071
Sales, general and administrative	2,590	3,103	5,467	5,845
Total stock-based compensation	$8,784	$8,999	$18,168	$17,007

The following table summarizes stock-based compensation expense by award type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$128	$627	$430	$1,204
Restricted stock units	8,519	7,977	17,480	15,058
Employee stock purchase plan	—	322	—	631
Other awards	137	73	258	114
Total stock-based compensation	$8,784	$8,999	$18,168	$17,007

Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2020 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	715	$11.14	4.6	$41,036
Granted	—	$—
Exercised	(48)	$9.98		$2,764
Canceled	—	$—
Outstanding at June 30, 2020	667	$11.22	4.0	$37,882
Vested and expected to vest at:
June 30, 2020	667	$11.22	4.0	$37,882
December 31, 2019	715	$11.14	4.6	$41,036
Exercisable at:
June 30, 2020	660	$10.85	4.0	$37,686
December 31, 2019	671	$9.99	4.4	$39,212

As of June 30, 2020 and December 31, 2019, there was $0.1 million and $0.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which will be recognized over weighted-average periods of 1.3 years and 0.6 years, respectively.
No stock option awards were issued by the Company during the three or six months ended June 30, 2020 or 2019.
Restricted Stock Units
During the six months ended June 30, 2020, the Company granted approximately 112,000 restricted stock units (“RSUs”) to employees under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.
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
A summary of the changes in the Company’s RSUs during the six months ended June 30, 2020 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	1,951	$48.69
Granted	112	$68.26
Vested	(518)	$39.61
Canceled	(5)	$56.35
Outstanding at June 30, 2020	1,540	$53.14

As of June 30, 2020 and December 31, 2019, there was $60.0 million and $70.1 million, respectively, of total unrecognized compensation cost related to unvested RSUs which will be recognized over weighted-average periods of 2.0 years and 2.1 years, respectively.
11. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$16,081	$(2,025)	$31,725	$4,952
Denominator:
Weighted-average shares used to compute net income (loss) per share - basic	41,887	40,777	41,731	40,532
Dilutive effect of stock options, unvested restricted stock units and employee stock purchase plan	1,252	—	1,386	1,622
Weighted-average shares used to compute net income (loss) per share - diluted	43,139	40,777	43,117	42,154
Net income (loss) per share
Basic	$0.38	$(0.05)	$0.76	$0.12
Diluted	$0.37	$(0.05)	$0.74	$0.12

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	14	881	14	39
Unvested restricted stock units	—	1,935	—	192
Employee stock purchase plan	—	29	—	—

Estimates of the number of shares contingently issuable based on average market prices through June 30, 2020 for all outstanding performance-based RSUs that include a market condition in addition to a service condition have been included in the antidilutive table above.
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warranty reserve, beginning of period	$9,835	$9,517	$10,354	$8,220
Provisions made to warranty reserve during the period	2,042	4,610	3,889	9,636
Charges against warranty reserve during the period	(2,248)	(3,294)	(4,614)	(7,023)
Warranty reserve, end of period	$9,629	$10,833	$9,629	$10,833
Legal Contingencies
On January 21, 2016, ViaSat, Inc. (“ViaSat”) filed a lawsuit in California state court, 37-2016-00002323-CU-BC-NC, later removed to the U.S. District Court for the Southern District of California, against the Company alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, the Company responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. In its response filed March 16, 2016, ViaSat denied the Company’s counterclaims. On September 28, 2018 the matter was remanded back to the California Superior Court, County of San Diego, North County Division 3:16-cv-00463, D.I. 197.
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against the Company for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to the Company for ViaSat’s misappropriation of trade secrets and awarded no damages to the Company for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that the Company pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. The Company filed post-trial motions for entry of judgment in its favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against the Company in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, the Company filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and the Company’s opening appellate brief is due August 19, 2020. As of June 30, 2020, the Company has accrued a total of $25.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019, ViaSat filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of the Company’s products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of the Company’s products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, the Company responded to ViaSat’s second lawsuit with a general denial and moved to stay the case. On February 28, 2020, the court issued an order granting the Company’s motion to stay the case pending outcome of the appeal in the first lawsuit. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On June 9, 2020, ViaSat filed a third lawsuit in California Superior Court, County of San Diego, North County Division, Case No. 37-2020-00019223, against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint concerns different products than those in volved in the first two suits. ViaSat claims such products also use ViaSat’s confidential information and trade secrets, and ViaSat’s claims for relief include damages and preliminary and permanent injunctive relief prohibiting sales of the Company’s products alleged by ViaSat to misappropriate its trade secrets. On July 30, 2020, the Company filed a demurrer in response to the complaint, however, the judge has not yet ruled on a stipulation filed by the Company and ViaSat that, if approved by the Court, will stay the action until after the resolution of the appeal of the December 2019 Judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020. On July 6, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including December 4, 2020.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and six months ended June 30, 2020 and 2019, the Company incurred an immaterial amount of expenses related to these indemnification obligations. Currently, the Company does not anticipate significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of June 30, 2020 and December 31, 2019, no material amounts have been accrued related to such indemnification provisions.
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
For the three months ended June 30, 2020, the Company recorded an income tax benefit of $0.1 million as compared to $2.9 million for the three months ended June 30, 2019, resulting in an effective tax rate of (0.8)% and 59.0% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $0.7 million as compared to $4.4 million for the six months ended June 30, 2019, resulting in an effective tax rate of (2.3)% and (792.3)% for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit recorded in the three months ended June 30, 2020 is primarily due to the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period and federal and state research and development credits. The income tax benefit recorded in the three months ended June 30, 2019 was primarily a result of the Company’s pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period, as well as federal and state research and development credits. The income tax benefit recorded in the six months ended June 30, 2020 and 2019 were primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits. The Company’s historical income tax (benefit) provision is not necessarily reflective of its future tax provisions or results of operations.
In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by the Internal Revenue Service (“IRS”) or state tax authorities, as carryforward attributes generated in prior period tax years may still be adjusted upon examination if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the IRS for income tax years 2014 through 2017, the state of New Jersey for income tax years 2015 through 2017 and the Commonwealth of Massachusetts for sales and use tax years 2016 through 2018. There are currently no foreign examinations in process.
As of June 30, 2020 and December 31, 2019, the Company identified $7.3 million and $6.8 million, respectively, of gross uncertain tax positions. Included in those balances as of June 30, 2020 and December 31, 2019 are $3.7 million and $3.6 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2020 and 2019, the amounts recorded related to interest and penalties were immaterial in each period.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Tax Court issued its final decision in December 2015, and under Internal Revenue Code Section 7482(b), that decision was appealable to the Ninth Circuit Court of Appeals. The IRS appealed in June 2016, and after withdrawing an initial decision that would have affirmed the Tax Court, on June 7, 2019, the Court of Appeals reversed the 2015 decision of the Tax Court and upheld the cost-sharing regulations. The Court of Appeals denied Altera’s petition for rehearing on July 22, 2019, and the United States Supreme Court denied Altera’s petition for certiorari on June 22, 2020. The Tax Court will treat the Court of Appeals decision in Altera as precedential in cases that come before the Tax Court that are appealable to the Ninth Circuit Court of Appeals. If the Company were to challenge a proposed federal income tax deficiency in the Tax Court, however, any decision in its case would be appealable under Internal Revenue Code Section 7482(b) to the First Circuit Court of Appeals. In such a case, the Tax Court would be at liberty to follow its original decision in Altera. As a result, as of June 30, 2020, the Company has determined that the decision of the Ninth Circuit Court of Appeals does not require any adjustment to the Company’s consolidated financial statements. If the Company were to adjust its consolidated financial statements to reflect the impact of following the decision of the Ninth Circuit Court of Appeals in Altera, the Company estimates that the potential impact on its prior year tax liabilities would be as much as $6.3 million on a financial statement basis.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the global spread of SARS-CoV-2 and COVID-19. The Company is currently evaluating how provisions in the CARES Act will impact the Company’s income tax obligations, if at all, or its financial position, results of operations and cash flows, but expects it to have an immaterial affect.
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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$27,001	$15,376	$54,202	$27,716
China	39,896	37,955	70,481	80,842
Germany	7,327	12,913	13,692	23,746
Thailand	34,865	22,051	56,961	45,732
Other	26,126	22,888	65,505	38,363
Total revenue	$135,215	$111,183	$260,841	$216,399

Total long-lived assets by country consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
United States	$19,316	$18,325
Thailand	3,802	3,870
China	1,632	1,949
Other	2,605	2,657
Total long-lived assets	$27,355	$26,801

15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
A	27%	29%	23%	25%
B	*	13%	*	12%
C	16%	17%	22%	14%
E	16%	17%	15%	20%
H	10%	*	*	*

*	Less than 10% of revenue in the period indicated

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
A	14%	28%
B	11%	16%
C	15%	*
F	25%	*
G	*	10%

*	Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three and six months ended June 30, 2020 and 2019, total purchases from each of the suppliers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
X	15%	15%	14%	17%
Y	58%	53%	56%	54%

The Company also outsources certain engineering projects to vendors located throughout the world. Total research and development costs incurred with one vendor, not listed above, were less than 10% during the three and six months ended June 30, 2020 and the three months ended June 30, 2019, and 10% during the six months ended June 30, 2019.

16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $2.3 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $1.7 million during the six months ended June 30, 2020 and 2019, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which no costs were incurred during the three or six months ended June 30, 2020 or the three months ended June 30, 2019 and $0.3 million of costs were incurred during the six months ended June 30, 2019.
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
Revenue from our five largest customers, the mix of which customers varied across each period, was 79% and 81% during the three months ended June 30, 2020 and 2019, respectively, and 75% and 79% during the six months ended June 30, 2020 and 2019, respectively.
Proposed Merger with Cisco Systems
On July 8, 2019, we, Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, the Merger Sub will be merged with and into Acacia, which we refer to herein as the Merger, with Acacia surviving the Merger as a wholly owned subsidiary of the Parent. The Merger Agreement was adopted by our stockholders at a special meeting held on September 6, 2019. Completion of the Merger is subject to customary closing conditions, including (i) obtaining antitrust approval in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a

“Material Adverse Effect,” as defined in the Merger Agreement. We and the Parent have already received antitrust clearance for the Merger in the United States, Germany and Austria. Other than customary closing conditions that are to be satisfied at the time of the closing, regulatory clearance from the State Administration for Market Regulation of the People’s Republic of China represents the only remaining outstanding closing condition set forth in the Merger Agreement. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $70.00 in cash. The parties expect the Merger to close no later than the third business day following the satisfaction or waiver of these closing conditions.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.
We recorded acquisition-related costs of $1.0 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.
Impact of COVID-19
Our global operations expose us to risks associated with public health crises, epidemics and pandemics, such as the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19. We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and customer demand for COVID-19 related changes. In this time of uncertainty, we are staying in close communication with our customers and other business partners and have taken steps to mitigate the impact of this dynamic and evolving situation. In addition, in response to the COVID-19 pandemic, we have modified our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures, including additional cleaning and disinfection procedures within our facilities, daily self-health assessments or, where required by local law, onsite health screening and temperature taking, support for local contact tracing efforts, and the required use of face masks or cloth face coverings when onsite at our facilities. As additional information about COVID-19 and how it is transmitted becomes available, we may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors and suppliers, or that are required or recommended by federal, state or local authorities.
While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the three or six month periods ended June 30, 2020, the extent to which the COVID-19 pandemic could impact our results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, we are unable to predict with any confidence the likely impact of COVID-19 on our future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$135,215	$111,183	$260,841	$216,399
Cost of revenue	70,007	60,096	136,351	115,470
Gross profit	65,208	51,087	124,490	100,929
Operating expenses:
Research and development	32,575	28,976	64,670	59,929
Sales, general and administrative	18,276	29,899	32,647	45,686
Total operating expenses	50,851	58,875	97,317	105,615
Income (loss) from operations	14,357	(7,788)	27,173	(4,686)
Total other income, net	1,591	2,847	3,841	5,241
Income (loss) before benefit from income taxes	15,948	(4,941)	31,014	555
Benefit from income taxes	(133)	(2,916)	(711)	(4,397)
Net income (loss)	$16,081	$(2,025)	$31,725	$4,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	52%	54%	52%	53%
Gross profit	48%	46%	48%	47%
Operating expenses:
Research and development	24%	26%	25%	28%
Sales, general and administrative	14%	27%	13%	21%
Total operating expenses	38%	53%	37%	49%
Income (loss) from operations	11%	(7)%	10%	(2)%
Total other income, net	1%	3%	1%	2%
Income (loss) before benefit from income taxes	12%	(4)%	12%	—%
Benefit from income taxes	—%	(3)%	—%	(2)%
Net income (loss)	12%	(2)%	12%	2%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue
Revenue by product group and the related changes during the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	June 30, 2020	Total Revenue	June 30, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$46,738	35%	$21,844	20%	$24,894	114%
Pluggable modules	61,104	45%	54,905	49%	6,199	11%
Semiconductors	27,373	20%	34,434	31%	(7,061)	(21)%
Total revenue	$135,215	100%	$111,183	100%	$24,032	22%

Revenue increased by $24.0 million, or 22%, to $135.2 million in the three months ended June 30, 2020 from $111.2 million in the three months ended June 30, 2019. The increase was primarily due to a $24.9 million increase in sales of our embedded modules and a $6.2 million increase in sales of our pluggable modules, partially offset by a $7.1 million decrease in sales of our semicondutors. In the three months ended June 30, 2020 and 2019, we derived 30% and 34%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$70,007	$60,096	$9,911	16%
Gross profit percentage	48.2%	45.9%

Cost of revenue increased $9.9 million, or 16%, to $70.0 million in the three months ended June 30, 2020 from $60.1 million in the three months ended June 30, 2019. The increase was primarily attributable to increased sales volumes.
Our gross profit percentage increased to 48.2% in the three months ended June 30, 2020 compared to 45.9% in the three months ended June 30, 2019. The increase in gross profit percentage was primarily attributable to the favorable impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Three Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$32,575	$28,976	$3,599	12%

Research and development expense increased $3.6 million, or 12%, to $32.6 million in the three months ended June 30, 2020 from $29.0 million in the three months ended June 30, 2019, primarily due to a $2.5 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $1.1 million increase in research and development expenses related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Three Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$18,276	$29,899	$(11,623)	(39)%

Sales, general and administrative expenses decreased $11.6 million, or 39%, to $18.3 million in the three months ended June 30, 2020 from $29.9 million in the three months ended June 30, 2019. This decrease was primarily due to an $11.5 million decrease in professional services expense, which was primarily attributable to $14.3 million recorded in the three months ended June 30, 2019 for estimated legal and settlement costs related to ongoing litigation matters as compared to an additional $5.0 million recorded in the three months ended June 30, 2020.
Other Income, Net

	Three Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$1,591	$2,847	$(1,256)	(44)%

Total other income, net, decreased $1.3 million, or 44%, to $1.6 million during the three months ended June 30, 2020 from $2.8 million during the three months ended June 30, 2019. This was primarily due to an increase in net sales of our marketable securities during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, resulting in lower interest income earned.
Benefit from Income Taxes

	Three Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Benefit from income taxes	$(133)	$(2,916)	$2,783	(95)%
Effective tax rate	(1)%	59%		(60)%

Income tax benefit for the three months ended June 30, 2020 was $0.1 million compared to $2.9 million for the three months ended June 30, 2019. The income tax benefit recorded in the three months ended June 30, 2020 was primarily the result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period and federal and state research and development credits. The income tax benefit recorded in the three months ended June 30, 2019 was primarily a result of our pre-tax loss position, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period, as well as federal and state research and development credits.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue
Revenue by product group and the related changes during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended	As a % of	Six Months Ended	As a % of	Change in
	June 30, 2020	Total Revenue	June 30, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$68,507	26%	$39,270	18%	$29,237	74%
Pluggable modules	119,762	46%	110,422	51%	9,340	8%
Semiconductors	72,572	28%	66,707	31%	5,865	9%
Total revenue	$260,841	100%	$216,399	100%	$44,442	21%

Revenue increased by $44.4 million, or 21%, to $260.8 million in the six months ended June 30, 2020 from $216.4 million in the six months ended June 30, 2019. The increase was primarily due to a $29.2 million increase in sales of our embedded modules, a $9.3 million increase in sales of our pluggable modules and a $5.9 million increase in sales of our semiconductors. In the six months ended June 30, 2020 and 2019, we derived 27% and 37%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$136,351	$115,470	$20,881	18%
Gross profit percentage	47.7%	46.6%

Cost of revenue increased by $20.9 million, or 18%, to $136.4 million in the six months ended June 30, 2020 from $115.5 million in the six months ended June 30, 2019. The increase was primarily the result of increased sales volume.

Our gross profit percentage increased to 47.7% in the six months ended June 30, 2020 compared to 46.6% in the six months ended June 30, 2019. The increase in gross profit percentage was primarily due to the favorable impact of fixed and semi-fixed costs relative to the current period revenue volume.
Research and Development

	Six Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$64,670	$59,929	$4,741	8%

Research and development expense increased $4.7 million, or 8%, to $64.7 million in the six months ended June 30, 2020 from $59.9 million in the six months ended June 30, 2019, primarily due to a $6.8 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, as well as a $1.8 million increase in prototype development costs. These increases were partially offset by a $3.8 million decrease in costs related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Six Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$32,647	$45,686	$(13,039)	(29)%

Sales, general and administrative expenses decreased $13.0 million, or 29%, to $32.6 million in the six months ended June 30, 2020 from $45.7 million in the six months ended June 30, 2019. This decrease was primarily due to a $13.8 million decrease in professional services expense, which was primarily attributable to $17.5 million recorded in the six months ended June 30, 2019 for estimated legal and settlement costs related to ongoing litigation matters as compared to an additional $5.0 million recorded in the six months ended June 30, 2020. This was partially offset by a $0.7 million increase in personnel-related and other costs.
Other Income, Net

	Six Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$3,841	$5,241	$(1,400)	(27)%

Total other income, net, decreased $1.4 million, or 27%, to $3.8 million during the six months ended June 30, 2020 as compared to $5.2 million during the six months ended June 30, 2019. This was primarily due to an increase in net sales of our marketable securities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, resulting in lower interest income earned.
Benefit from Income Taxes

	Six Months Ended June 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Benefit from income taxes	$(711)	$(4,397)	$3,686	(84)%
Effective tax rate	(2)%	(792)%		790%

The income tax benefit for the six months ended June 30, 2020 was $0.7 million compared to $4.4 million for the six months ended June 30, 2019. The income tax benefits recorded in the six months ended June 30, 2020 and 2019 were primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the respective periods, as well as federal and state research and development credits.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$245,534	$46,175
Marketable securities	268,843	388,352
Working capital	479,219	344,667
Net cash provided by operating activities	47,407	34,066
Net cash provided by (used in) investing activities	161,037	(52,279)
Net cash provided by financing activities	473	3,944

We fund our operations primarily through cash generated from operations. As of June 30, 2020, we had cash and cash equivalents totaling $245.5 million, marketable securities of $268.8 million and accounts receivable of $115.1 million.
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
Net cash provided by operating activities was $47.4 million in the six months ended June 30, 2020 as compared to $34.1 million in the six months ended June 30, 2019. The increase of $13.3 million was primarily due to a $26.8 million increase in net income, a $4.5 million increase in non-cash expense items primarily consisting of deferred income taxes and stock-based compensation, partially offset by a $17.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of an $18.5 million decrease in cash due to the timing of our accounts receivable collections in the six months ended June 30, 2020, a $12.7 million net decrease in cash due to the timing of our accounts payable and accrued liability payments, a $6.5 million decrease in cash due to changes in prepaid and other asset balances and a $1.5 million decrease in cash due to changes in deferred revenue balances, partially offset by a $21.4 million increase in cash due to a decreased inventory balance.
The ultimate resolution of ongoing litigation matters may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. As of June 30, 2020, we have accrued a total of $25.0 million in litigation and settlement-related accruals.
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
Net cash provided by investing activities in the six months ended June 30, 2020 was $161.0 million as compared to net cash used in investing activities of $52.3 million in the six months ended June 30, 2019. This change was primarily attributable to a $213.4 million increase in net sales of marketable securities during the six months ended June 30, 2020.
Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the six months ended June 30, 2020 was $0.5 million as compared to $3.9 million during the six months ended June 30, 2019, attributable to a decrease in the number of stock options exercised.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments, purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at June 30, 2020. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease liabilities, including imputed interest (1)	$26,427	$2,187	$8,686	$8,853	$6,701
Purchase obligations (2)	84,537	84,537	—	—	—
Income taxes payable (3)	7,117	837	3,663	2,617	—
Unrecognized tax benefits (4)	3,746	—	—	—	—
Total	$121,827	$87,561	$12,349	$11,470	$6,701

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

(4)
We had $7.3 million of uncertain tax positions as of June 30, 2020. Included in the balance of unrecognized tax benefits as of June 30, 2020 were $3.7 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless the securities’ decline in market value is due to credit losses. An immediate 100 basis point change in interest rates would have a $1.3 million effect on the fair market value of our portfolio as of June 30, 2020. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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
COVID-19
During the six month period ended June 30, 2020, in response to the COVID-19 pandemic, we have modified our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures. These changes have compelled us to modify some of our control procedures, however, those changes have not been material.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
On January 21, 2016, ViaSat, Inc., or ViaSat, filed a lawsuit in California state court, 37-2016-00002323-CU-BC-NC, later removed to the U.S. District Court for the Southern District of California, against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and misappropriation of trade secrets. On February 19, 2016, we responded to ViaSat’s lawsuit and alleged counterclaims against ViaSat including, among other things, patent misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. In its response filed March 16, 2016, ViaSat denied our counterclaims. On September 28, 2018 the matter was remanded back to the California Superior Court, County of San Diego, North County Division 3:16-cv-00463, D.I. 197.
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019 and the jury returned a verdict on July 17, 2019. The jury found against us for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breaches of contract, and $1 to ViaSat for our trade secret misappropriation claim. The jury awarded $1 to us for ViaSat’s misappropriation of trade secrets and awarded no damages to us for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that we pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. We filed post-trial motions for entry of judgment in our favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment, or the December 2019 Judgment, against us in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, we filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and our opening appellate brief is due August 19, 2020. As of June 30, 2020, we have accrued a total of $25.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On November 6, 2019, ViaSat filed a second lawsuit in California Superior Court, County of San Diego, North County Division, 37-2019-00060731, D.I. 01, against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint relies on the verdict in the first lawsuit, seeks damages on sales of our products after December 31, 2018, and its claims for relief include preliminary and permanent injunctive relief prohibiting sales of our products alleged by ViaSat to misappropriate its trade secrets. On January 17, 2020, we responded to ViaSat’s second lawsuit with a general denial and moved to stay the case. On February 28, 2020, the court issued an order granting our motion to stay the case pending outcome of the appeal in the first lawsuit. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
On June 9, 2020, ViaSat filed a third lawsuit in California Superior Court, County of San Diego, North County Division, Case No. 37-2020-00019223, against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint concerns different products than those involved in the first two suits. ViaSat claims such products also use ViaSat’s confidential information and trade secrets, and ViaSat’s claims for relief include damages and preliminary and permanent injunctive relief prohibiting sales of our products alleged by ViaSat to misappropriate its trade secrets. On July 30, 2020, we filed a demurrer in response to the complaint, however, the judge has not yet ruled on a stipulation filed by us and ViaSat that, if approved by the Court, will stay the action until after the resolution of the appeal of the December 2019 Judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.

On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020. On July 6, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including December 4, 2020.
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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
On July 8, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cisco Systems, Inc., a California corporation, or the Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. Completion of the Merger is subject to customary closing conditions, including (i) obtaining antitrust approval in China, (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger or imposing certain antitrust restraints and (iii) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
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
Risks Related to Our Business and Industry
The extent to which the novel coronavirus SARS-CoV-2, referred to as the COVID-19 pandemic, or COVID-19, has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers, is uncertain.
The global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19, has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns and has created significant uncertainty and economic disruption, both near-term and potentially long-term. The COVID-19 pandemic has caused us to modify our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures, including additional cleaning and disinfection procedures within our facilities, daily self-health assessments or, where required by local law, onsite health screening and temperature taking, support for local contact tracing efforts, and the required use of face masks or cloth face coverings when onsite at our facilities. As additional information about COVID-19 and how it is transmitted becomes available, we may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. These modifications have affected the way we conduct our product development, validation and qualification, customer sales and support services, including onsite support, and other activities, which could have an adverse effect on our business, results of operations and financial condition. While we have taken steps to mitigate the impact of COVID-19 on our financial results for the six month period ended June 30, 2020, the extent to which the COVID-19 pandemic could affect our business, results of operations and financial condition in the future is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; the availability of reliable and effective testing, vaccines or other therapies; and the effect of the pandemic on short- and long-term general economic conditions. We have and may continue to experience short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business, results of operations and financial condition in future periods. In addition, several of our customers, contract manufacturers, suppliers and other business partners have experienced and are continuing to experience similar challenges and any adverse impact or disruption to their businesses, results of operations and financial condition could have a downstream adverse impact to ours. For example, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. There is a significant degree of uncertainty and lack of visibility as to the impact, extent and duration of the COVID-19 pandemic, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. As a result, it is difficult to predict the nature and extent to which the COVID-19 pandemic and responsive measures related thereto will impact our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers.

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018, 70% of our revenue in 2017, 75% of our revenue in the six months ended June 30, 2020 and 79% of our revenue in the six months ended June 30, 2019. In 2019, ZTE accounted for 27% of our revenue, Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 17% of our revenue, Infinera Corporation, or Infinera, accounted for 17% of our revenue and ADVA Optical Networking North America, Inc., or ADVA, accounted for 13% of our revenue. In 2018, ZTE accounted for 20% of our revenue, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, accounted for 17% of our revenue, ADVA accounted for 15% of our revenue and Cisco accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue. In the six months ended June 30, 2020, ZTE accounted for 23% of our revenue, Infinera accounted for 22% of our revenue and Cisco accounted for 15% of our revenue. In the six months ended June 30, 2019, ZTE accounted for 25% of our revenue, Cisco accounted for 20% of our revenue, Infinera accounted for 14% of our revenue and ADVA accounted for 12% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or any acceleration or delay in anticipated product purchases, including as a result of COVID-19 related disruptions in the operations and supply chains of our customers, or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
We have and in the future may again experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. For example, we experienced product quality control problems in the second quarter of 2017 in connection with the Quality Issue. If we are unable to promptly identify and correct certain quality issues in our products prior to the products’ being shipped to customers, failure of our deployed products could cause failures in our customers’ products, which could require us to issue a product recall or trigger epidemic failure claims pursuant to our customer contracts, which may require us to indemnify or pay liquidated damages to affected customers, repair or replace damaged products, or discontinue or significantly delay shipments. Quality control problems with materials provided by suppliers may adversely impact our ability to ship our products to customers. Undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. As a result, we could experience a decline in revenue from existing customers or the loss of a customer entirely or incur additional costs that would adversely affect our gross margins. In addition, even if a problem is identified and corrected at the manufacturing stage, product shipments to our customers could be delayed, which would negatively affect our revenue, competitive position and reputation.
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
If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, including as a result of market uncertainty and changes to network deployment schedules as a result of COVID-19, we may not realize anticipated benefits from our investments in research and development. For example, between 2017 and 2019 our industry experienced a slowdown in the rate of new network deployments in the China long-haul and metro network markets, which, when combined with weakening prices and excess inventory, resulted in a corresponding slowdown in the order rate of certain of our China-based customers. Although these order rates began to improve in 2019, the impact of COVID-19 on China and the risk of the pandemic returning to China in the future has adversely impacted, and may continue to adversely impact, our China-based customers and further disrupt the timing and scope of their network deployment schedules. The combined impact of governmental policy, the cyclical nature of a major market and uncertainties around COVID-19 impacts has made it difficult to predict demand from Chinese customers. As a result, our business, competitive position, market share and operating results have experienced, and may continue to experience, pressure.

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
Since January 1, 2013, we have shipped our products to customers located in 23 foreign countries. In 2019, 2018, 2017, and the six months ended June 30, 2020 and 2019, we derived 85%, 83%, 84%, 79% and 87%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2019, 2018, 2017, and the six months ended June 30, 2020 and 2019, we derived 34%, 29%, 39%, 27% and 37%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:

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

•
natural disasters, major public health issues (including the COVID-19 pandemic discussed further in the risk factor “The extent to which the COVID-19 pandemic has adversely affected, and will continue to adversely affect our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers, is uncertain,” above), acts of war or terrorism and other catastrophic events.

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
Our products are subject to export controls, including, where applicable, the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in April 2018, the U.S. Department of Commerce imposed the ZTE Ban. The ZTE Ban added ZTE and an affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new ten-year denial order.
The U.S. Congress or U.S. regulatory authorities have taken, and may in the future take, legislative or regulatory action that may materially interfere with our ability to make sales to our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. In May 2020, the U.S. Department of Commerce expanded the export restriction on Huawei to cover certain foreign-produced items produced from U.S. technologies when there is knowledge that such items are intended for delivery to Huawei. In June 2020, the U.S. Department of Commerce designated additional Chinese entities, including FiberHome Technologies Group and an affiliated company, or FiberHome, on the Entity List upon determining that they are enabling activities contrary to the foreign policy interests of the United States relating to Chinese repression and surveillance of ethnic groups in China’s Xinjiang Uighur region. U.S. regulators may also impose new export license requirements for items that can currently be furnished under broad license exceptions, or new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks.
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
New regulations in the United States and other countries that purport to protect national telecommunications systems and infrastructure may reduce the demand for products and services provided by certain of our customers, which may, in turn, reduce the demand for our products. In particular the U.S. government is pressing foreign governments to ban or severely restrict the use of Huawei equipment and services in national 5G network infrastructure. While many countries continue to allow Huawei technologies in 5G network infrastructure, such restrictions have been implemented in the United States, the United Kingdom, Australia, Japan and New Zealand, and dozens of other countries have not yet decided.
In addition, in June 2020, the U.S. Federal Communications Commission, or FCC, designated ZTE and Huawei as national security threats and prohibited money from the FCC’s Universal Service Fund from being used to purchase, obtain, maintain, improve, modify, or otherwise support any equipment or services produced or provided by ZTE or Huawei.
Pursuant to an executive order issued in May 2019 and extended in May 2020, the U.S. government is developing a new regulatory mechanism through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons.

A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. Interim regulations scheduled to take effect in August 2020 will extend these restrictions to prohibit the award, extension or renewal of U.S. government contracts to entities that use the restricted equipment or services, even if such use is unrelated to any U.S. government contract. In addition, further proposed regulations would prohibit recipients of U.S. government grant or loan funding from using such funding for acquiring the restricted equipment or services or awarding, extending or renewing contracts with entities that use the restricted equipment or services. U.S. regulators are reportedly considering additional measures that may be used to remove companies such as ZTE and Huawei from the supply chains of U.S. companies.
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
Industries focused on semiconductor and optical network technologies can be volatile and highly cyclical. The markets are characterized by constant and rapid technological change and price erosion, increasing effects of competition, and frequent new product introductions and technology displacement, including those driven by fragmented and proprietary system designs. The industries are further impacted by evolving technical standards, short product life cycles both for semiconductors and optical technologies and for many of the end products in which they are used, and changes in end market demand, as the industry has recently experienced across China, as well as within inter-data center and metro markets. In addition, product demand in the markets in which we compete is tied to the aggregate capital expenditures of telecommunications and network and content service providers as they build out and upgrade their network infrastructure. Capital expenditures can be highly cyclical due to the importance and focus of local initiatives, such as the ongoing telecommunications build out and upgrade in China and the expansion of the inter-data center market, government funding and other factors, thus resulting in wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, have caused significant industry upturns and downturns that have had a direct impact on the financial stability of our customers, their customers and our suppliers. Periods of industry downturns have been characterized by diminished demand for products, unanticipated declines in telecommunications and communications system capital expenditures, industry consolidation, excess capacity compared to demand, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices, any of which could result in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns, such as the cyclical downturn in China between 2017 and 2019, even when overall economic conditions are relatively stable. Additionally, although conditions in China began to improve in 2019, the impact of COVID-19 on China and the risk of the pandemic returning to China in the future, combined with the impact of governmental policy, has adversely impacted, and may continue to adversely impact, China which may adversely impact overall economic conditions in China and lead to an extended or new cyclical downturn. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in the industry or in our target markets in particular through increased market share or otherwise, our business can be adversely affected, revenue may decline and our financial condition and results of operations may be harmed. In addition, in any future economic downturn or periods of inflationary increase we may be unable to reduce our costs quickly enough to maintain profitability levels.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the years ended December 31, 2019 and December 31, 2016, we experienced revenue growth rates of 37% and 100%, respectively, as compared to the immediately preceding annual period, and during the six months ended June 30, 2020 and 2019 we experienced revenue growth rates of 21% and 57%, respectively, as compared to the same period in the prior year. Conversely, during the years ended December 31, 2018 and 2017, our revenue declined 12% and 19%, respectively, as compared to the immediately preceding annual period. The revenue growth rates we experienced in the years ended December 31, 2019 and December 31, 2016 and the six months ended June 30, 2020 and 2019 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. In addition, the ongoing COVID-19 pandemic will in the short-run and may in the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our products. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the six months ended June 30, 2020 and the years ended December 31, 2014 through 2017 and again in the year ended December 31, 2019, we incurred operating losses in the six months ended June 30, 2019 and the years ended December 31, 2009 through 2013 and again in the year ended December 31, 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and major public health issues, including pandemics, as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures, system failures or Internet failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Malaysia, Philippines, Singapore, Taiwan and the United States. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China and Thailand, countries that have been affected by the COVID-19 pandemic and have taken and continue to take measures to try and contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on the ability of our employees to travel to and access these facilities or on our support operations, or similar limitations imposed on our assembly and fabrication partners, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations. Additionally, some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with significant community spread of COVID-19 and a history of severe weather activity and, in the case of California, above average seismic activity. Further, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant disruption or damage to any of these facilities or to any facilities that we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. For example, as a result of the extension of the lunar new year holidays in China due to the COVID-19 pandemic, shipments of certain supplies and components used by our contract manufacturers in the manufacture of our products and the operations of our contract manufacturers and other suppliers were disrupted, which resulted in delayed shipment of certain of our products to our customers during the first quarter of 2020. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
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
Other legislative and regulatory proposals, including tax legislation and administrative guidance in response to the COVID-19 pandemic, as well as case law, may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect. Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. For example, we have monitored the litigation in Altera Corp v. Commissioner, ultimately concluding that no adjustment is necessary, as described in Note 13, Income Taxes, of the “Notes to Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.

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

•
changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty related to Brexit and the COVID-19 pandemic;

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

•
general economic conditions in either domestic or international markets, particularly as a result of the impact of the COVID-19 pandemic and any resulting short-term and potential longer term economic slowdown.

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
As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.
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

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 24, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2016).

3.3	Amendment to Amended and Restated By-laws of Acacia Communications, Inc. (incorporated by reference to Exhibit 3.1 to the first Current Report on Form 8-K filed bv the registrant on July 9, 2019).

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed December 21, 2015).

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

Acacia Communications, Inc.

Date: August 10, 2020	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer