Form 10-Q
period 2020-09-30
Acacia Communications, Inc.
filed 2020-11-09
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 30, 2020, the registrant had 42,143,990 shares of common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger we have entered into with Cisco Systems, Inc. and Amarone Acquisition Corp. and any inability to complete the proposed merger due to the failure to satisfy conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed merger;
•uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers;
•our ability to sustain or increase revenue from our larger customers, generate revenues from new customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers;
•our ability to anticipate the timing and scale of demand for our products, including from our largest customers;
•the adverse impact of negative economic conditions created or exacerbated by the ongoing COVID-19 pandemic;
•our expectations regarding our expenses and revenue, our ability to maintain and expand gross profit, the sufficiency of our cash resources and needs for additional financing;
•our ability to produce products free of problems, defects, errors and vulnerabilities;
•our anticipated growth strategies;
•our expectations regarding competition;
•the anticipated trends and challenges in our business and the markets in which we operate;
•our expectations regarding, and the capacity and stability of, our supply chain and manufacturing;
•the size and growth of the potential markets for our products and the ability to serve those markets;
•the scope, progress, expansion, and costs of developing and commercializing our products;
•the timing, rate and degree of introducing any of our products into the market and the market acceptance of any of our products;
•our ability to establish and maintain development partnerships;
•our ability to attract or retain key personnel;

•our expectations regarding federal, state and foreign regulatory requirements, including export controls, tax law changes and interpretations, economic sanctions and anti-corruption regulations;
•regulatory or legislative developments in the United States and foreign countries, including trade policy and tariffs and export control laws or regulations that could impede our ability to sell our products to our customer ZTE Kangxun Telecom Co. Ltd. or any of its affiliates, or that could impede our ability to sell our products to other customers in certain foreign jurisdictions, particularly in China, or that could impede sales by such customers in the United States; and
•our ability to obtain and maintain intellectual property protection for our products.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited).
ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$211,224	$36,617
Marketable securities - short-term	244,458	300,129
Accounts receivable	137,246	97,948
Inventory	35,195	40,820
Prepaid expenses and other current assets	8,641	6,518
Total current assets	636,764	482,032
Marketable securities - long-term	83,477	134,632
Property and equipment, net	28,187	26,801
Operating lease right-of-use assets	29,470	25,046
Deferred tax asset	51,976	51,798
Other assets	1,132	1,106
Total assets	$831,006	$721,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,355	$46,957
Accrued liabilities	67,331	61,680
Deferred revenue	6,973	4,483
Total current liabilities	139,659	113,120
Income taxes payable	6,280	7,117
Non-current operating lease liabilities	18,972	15,726
Other long-term liabilities	4,992	7,029
Total liabilities	169,903	142,992

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 43,078 and 42,399 shares issued at September 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 974 shares at September 30, 2020 and December 31, 2019	(39,712)	(39,712)
Additional paid-in capital	428,532	402,032
Accumulated other comprehensive income	886	720
Retained earnings	271,393	215,379
Total stockholders’ equity	661,103	578,423
Total liabilities and stockholders’ equity	$831,006	$721,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$158,456	$119,591	$419,297	$335,990
Cost of revenue	78,541	60,512	214,892	175,982
Gross profit	79,915	59,079	204,405	160,008
Operating expenses:
Research and development	39,884	28,649	104,554	88,578
Sales, general and administrative	15,082	20,457	47,729	66,143
Total operating expenses	54,966	49,106	152,283	154,721
Income from operations	24,949	9,973	52,122	5,287
Other income, net:
Interest income, net	951	2,592	4,869	7,940
Other income (expense), net	44	(102)	(33)	(209)
Total other income, net	995	2,490	4,836	7,731
Income before income tax expense (benefit)	25,944	12,463	56,958	13,018
Income tax expense (benefit)	1,655	(2,642)	944	(7,039)
Net income	$24,289	$15,105	$56,014	$20,057
Earnings per share:
Basic	$0.58	$0.37	$1.34	$0.49
Diluted	$0.56	$0.35	$1.30	$0.47
Weighted-average shares used to compute earnings per share:
Basic	42,061	41,119	41,841	40,730
Diluted	43,229	42,667	43,195	42,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$24,289	$15,105	$56,014	$20,057
Other comprehensive (loss) income:
Changes in unrealized income (loss) on marketable securities, net of income taxes of $79, $(98), $(12) and $(172) for the three and nine months ended September 30, 2020 and 2019, respectively	(612)	101	166	1,134
Comprehensive income	$23,677	$15,206	$56,180	$21,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	190	—			1,400			1,400
Vesting of restricted stock units	316	—			—			—
Stock-based compensation expense					7,967			7,967
Unrealized gains on marketable securities, net of tax of $(88)						555		555
Net income							6,977	6,977
Balance at March 31, 2019	41,530	$4	974	$(39,712)	$369,634	$183	$189,517	$519,626
Exercise of common stock options	72	—			413			413
Vesting of restricted stock units	297	—						—
Common stock issued under employee stock purchase plan	56	—			2,131			2,131
Stock-based compensation expense					8,927			8,927
Unrealized gains on marketable securities, net of tax of $(72)						478		478
Net loss							(2,025)	(2,025)
Balance at June 30, 2019	41,955	$4	974	$(39,712)	$381,105	$661	$187,492	$529,550
Exercise of common stock options	89	—			560			560
Vesting of restricted stock units	169	—						—
Stock-based compensation expense					8,605			8,605
Unrealized gains on marketable securities, net of tax of $(12)						101		101
Net income							15,105	15,105
Balance at September 30, 2019	42,213	$4	974	$(39,712)	$390,270	$762	$202,597	$553,921

Balance at December 31, 2019	42,399	$4	974	$(39,712)	$402,032	$720	$215,379	$578,423
Exercise of common stock options	36	—			323			323
Vesting of restricted stock units	255	—			—			—
Stock-based compensation expense					9,263			9,263
Unrealized losses on marketable securities, net of tax of $39						(1,013)		(1,013)
Net income							15,644	15,644
Balance at March 31, 2020	42,690	$4	974	$(39,712)	$411,618	$(293)	$231,023	$602,640
Exercise of common stock options	12	—			150			150
Vesting of restricted stock units	263	—						—
Stock-based compensation expense					8,647			8,647
Unrealized gains on marketable securities, net of tax of $(216)						1,791		1,791
Net income							16,081	16,081
Balance at June 30, 2020	42,965	$4	974	$(39,712)	$420,415	$1,498	$247,104	$629,309
Exercise of common stock options	30	—			229			229
Vesting of restricted stock units	83	—						—
Stock-based compensation expense					7,888			7,888
Unrealized losses on marketable securities, net of tax of $79						(612)		(612)
Net income							24,289	24,289
Balance at September 30, 2020	43,078	$4	974	$(39,712)	$428,532	$886	$271,393	$661,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,014	$20,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,109	9,274
Stock-based compensation	26,216	25,717
Deferred income taxes	(178)	(8,294)
Non-cash lease expense	3,261	3,667
Other non-cash benefits	(253)	(1,970)
Changes in operating assets and liabilities:
Accounts receivable	(39,298)	(8,913)
Inventory	5,625	(11,796)
Prepaid expenses and other current assets	(2,123)	4,321
Other assets	(17)	(112)
Accounts payable	19,493	(1,227)
Accrued liabilities	5,267	27,814
Deferred revenue	(231)	6,703
Income taxes payable	(837)	(1,674)
Lease liabilities	(4,212)	(3,741)
Other long-term liabilities	299	458
Net cash provided by operating activities	77,135	60,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,466)	(9,111)
Purchases of marketable securities	(217,802)	(359,578)
Sales and maturities of marketable securities	325,047	307,927
Deposits	(9)	(2)
Net cash provided by (used in) investing activities	96,770	(60,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock under stock-based compensation plans	702	4,504
Net cash provided by financing activities	702	4,504

Net increase in cash and cash equivalents	174,607	4,024
Cash and cash equivalents—Beginning of period	36,617	60,444
Cash and cash equivalents—End of period	$211,224	$64,468

Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$1,390	$(972)

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets acquired under operating leases	$4,913	$7,084
Capital expenditures incurred but not yet paid	$243	$623

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
The Company recorded an immaterial amount of acquisition-related costs during the three months ended September 30, 2020, $6.4 million of acquisition-related costs during the three months ended September 30, 2019, and $1.6 million and $7.0 million of acquisition-related costs during the nine months ended September 30, 2020 and 2019, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.

Impact of COVID-19
An outbreak of the novel coronavirus, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), and the coronavirus disease, COVID-19, was identified in China in late 2019 and has spread globally. The Centers for Disease Control and Prevention has recognized this outbreak as a pandemic which has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns. These measures have impacted and may further impact the Company’s workforce and operations, the operations of the Company’s customers, and those of the Company’s and its customers’ respective vendors, suppliers and partners. While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the three or nine month periods ended September 30, 2020, the extent to which the COVID-19 pandemic could impact the Company’s results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, the Company is unable to predict with any confidence the likely impact of COVID-19 on its future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2020, its condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, its condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, its condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019. All intercompany balances and transactions have been eliminated in consolidation. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact from the adoption of ASU 2016-13 on the Company’s condensed consolidated financial statements. The Company is exposed to credit losses through sales of its products. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company has not recorded any allowance for credit losses as of September 30, 2020 or December 31, 2019. Refer to Note 4 for information regarding how the Company assesses credit losses on its available-for-sale debt securities.
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
3. REVENUE
The opening and closing balances of the Company’s accounts receivable and deferred revenue for the nine months ended September 30, 2020 are as follows (in thousands):

	Balance at Beginning of Period	Increase / (Decrease)	Balance at End of Period
Nine Months Ended September 30, 2020
Accounts receivable	$97,948	39,298	$137,246
Deferred revenue (current)	$4,483	2,490	$6,973
Deferred revenue (non-current)	$3,444	(2,721)	$723
The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $3.2 million for the nine months ended September 30, 2020. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the condensed consolidated balance sheets.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of September 30, 2020, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 14.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded modules	$77,586	49%	$27,218	23%	$146,093	35%	$66,488	20%
Pluggable modules	50,858	32%	57,526	48%	170,620	41%	167,948	50%
Semiconductors	30,012	19%	34,847	29%	102,584	24%	101,554	30%
Total revenue	$158,456	100%	$119,591	100%	$419,297	100%	$335,990	100%

4. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$157,866	$—	$—	$157,866	$157,866	$—
Money market funds	45,102	—	—	45,102	45,102	—
U.S. treasury bonds	49,655	255	—	49,910	—	49,910
Commercial paper	60,477	9	(1)	60,485	5,499	54,986
Certificates of deposit	11,907	14	—	11,921	—	11,921
Asset-backed securities	32,452	162	—	32,614	—	32,614
Corporate debt securities	180,693	630	(62)	181,261	2,757	178,504
Total	$538,152	$1,070	$(63)	$539,159	$211,224	$327,935
(1) Losses represent marketable securities that were in loss positions for less than one year.

	As of December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$29,116	$—	$—	$29,116	$29,116	$—
Money market funds	2,010	—	—	2,010	2,010	—
U.S. treasury bonds	116,710	126	(1)	116,835	—	116,835
Commercial paper	44,300	—	—	44,300	5,491	38,809
Certificates of deposit	24,522	19	(2)	24,539	—	24,539
Asset-backed securities	73,370	134	(5)	73,499	—	73,499
Corporate debt securities	180,607	475	(3)	181,079	—	181,079
Total	$470,635	$754	$(11)	$471,378	$36,617	$434,761
(1) Losses represent marketable securities that were in loss positions for less than one year.
The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from the sales and maturities of marketable securities	$75,877	$124,439	$325,047	$307,927
Realized gains	$1	$36	$110	$42
Realized losses	$—	$—	$—	$(2)
 The contractual maturities of short-term and long-term marketable securities held at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$243,602	$244,458	$299,725	$300,129
Due after one year through three years	83,325	83,477	134,292	134,632
Total	$326,927	$327,935	$434,017	$434,761

As of September 30, 2020, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive (loss) income in the Company’s condensed consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive (loss) income during the three and nine months ended September 30, 2020 and 2019 for realized gains or losses on available-for-sale investments.
5. INVENTORY
Inventory consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$19,272	$24,777
Work-in-process	80	673
Finished goods	15,843	15,370
Inventory	$35,195	$40,820
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Engineering laboratory equipment	$64,737	$58,320
Computer software	3,940	3,730
Computer equipment	9,227	7,837
Furniture and fixtures	3,641	3,641
Leasehold improvements	4,233	3,999
Construction in progress	3,693	2,449
Total property and equipment	89,471	79,976
Less: Accumulated depreciation	(61,284)	(53,175)
Property and equipment, net	$28,187	$26,801
Depreciation expense was $2.8 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $9.3 million for the nine months ended September 30, 2020 and 2019, respectively.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Employee-related liabilities	$7,388	$10,816
Current maturities of operating leases	4,455	4,228
Goods and services received not invoiced	1,776	2,297
Accrued manufacturing related expenses	1,528	3,781
Warranty reserve	8,055	10,354
Litigation and settlement accrual	28,000	20,000
Outsourced foundry expenses	10,012	2,739
Other accrued liabilities	6,117	7,465
Accrued liabilities	$67,331	$61,680

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, as of December 31, 2019, $2.7 million of outsourced foundry expenses were included in “Other accrued liabilities” and have now been reclassified to be presented on a separate line in conformity with the current period presentation.

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
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

	Classification on the Balance Sheet	September 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$29,470
Liabilities
Current - operating	Accrued liabilities	4,455
Noncurrent - operating	Noncurrent operating lease liabilities	18,972
Total lease liabilities		$23,427

Weighted-average remaining lease term - operating leases	6.3 years
Weighted-average discount rate - operating leases	4.21%
Operating lease costs were $1.5 million during the three months ended September 30, 2020 and 2019, and $4.5 million and $4.1 million during the nine months ended September 30, 2020 and 2019, respectively. Short-term lease costs during the three and nine months ended September 30, 2020 and 2019 were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $1.1 million during the three months ended September 30, 2020 and 2019, and $3.3 million and $3.1 million during the nine months ended September 30, 2020 and 2019, respectively, which were operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$1,113
2021	4,506
2022	4,338
2023	4,493
2024	4,510
Thereafter	6,992
Total minimum lease payments	25,952
Less: amount of lease payments representing interest	(2,525)
Present value of future minimum lease payments	23,427
Less: current obligation under leases	4,455
Long-term lease obligations	$18,972
As of September 30, 2020, the Company was committed to expend approximately $0.5 million for additional construction build-out at its New Jersey facility.
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$45,102	$—	$45,102
U.S. treasury bonds	—	49,910	—	49,910
Commercial paper	—	60,485	—	60,485
Certificates of deposit	—	11,921	—	11,921
Asset-backed securities	—	32,614	—	32,614
Corporate debt securities	—	181,261	—	181,261
Total	$—	$381,293	$—	$381,293

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$2,010	$—	$2,010
U.S. treasury bonds	—	116,835	—	116,835
Commercial paper	—	44,300	—	44,300
Certificates of deposit	—	24,539	—	24,539
Asset-backed securities	—	73,499	—	73,499
Corporate debt securities	—	181,079	—	181,079
Total	$—	$442,262	$—	$442,262
There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2020 or 2019. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
10. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$491	$481	$1,561	$1,572
Research and development	5,161	5,330	16,792	15,401
Sales, general and administrative	2,396	2,899	7,863	8,744
Total stock-based compensation	$8,048	$8,710	$26,216	$25,717
The following table summarizes stock-based compensation expense by award type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$52	$340	$482	$1,544
Restricted stock units	7,836	7,936	25,316	22,994
Employee stock purchase plan	—	330	—	961
Other awards	160	104	418	218
Total stock-based compensation	$8,048	$8,710	$26,216	$25,717

Stock Options
A summary of stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2020 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	715	$11.14	4.6	$41,036
Granted	—	$—
Exercised	(78)	$9.07		$4,569
Canceled	—	$—
Outstanding at September 30, 2020	637	$11.39	3.7	$36,232
Vested and expected to vest at:
September 30, 2020	637	$11.39	3.7	$36,232
December 31, 2019	715	$11.14	4.6	$41,036
Exercisable at:
September 30, 2020	633	$11.27	3.7	$36,063
December 31, 2019	671	$9.99	4.4	$39,212
As of September 30, 2020 and December 31, 2019, there was $0.1 million and $0.5 million, respectively, of unrecognized compensation cost related to unvested common stock options which will be recognized over weighted-average periods of 1.6 and 0.6 years, respectively.
No stock option awards were issued by the Company during the three or nine months ended September 30, 2020 or 2019.
Restricted Stock Units
During the nine months ended September 30, 2020, the Company granted approximately 175,000 restricted stock units (“RSUs”) to employees under the 2016 Equity Incentive Plan that vest upon the satisfaction of a service condition, generally over four years. The cost of any RSUs with only a service condition is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a ratable basis over the requisite vesting period.
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
A summary of the changes in the Company’s RSUs during the nine months ended September 30, 2020 is as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	1,951	$48.69
Granted	175	$68.18
Vested	(601)	$41.24
Canceled	(5)	$56.35
Outstanding at September 30, 2020	1,520	$53.86
As of September 30, 2020 and December 31, 2019, there was $56.4 million and $70.1 million, respectively, of total unrecognized compensation cost related to unvested RSUs which will be recognized over weighted-average periods of 2.1 years and 2.1 years, respectively.
11. NET INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$24,289	$15,105	$56,014	$20,057
Denominator:
Weighted-average shares used to compute net income per share - basic	42,061	41,119	41,841	40,730
Dilutive effect of stock options, unvested restricted stock units and employee stock purchase plan	1,168	1,548	1,354	1,674
Weighted-average shares used to compute net income per share - diluted	43,229	42,667	43,195	42,404
Net income per share
Basic	$0.58	$0.37	$1.34	$0.49
Diluted	$0.56	$0.35	$1.30	$0.47
    The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	14	38	14	38
Unvested restricted stock units	—	33	—	31
Estimates of the number of shares contingently issuable based on average market prices through September 30, 2020 for all outstanding performance-based RSUs that include a market condition in addition to a service condition have been included in the antidilutive table above.
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the condensed consolidated balance sheets, are set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warranty reserve, beginning of period	$9,629	$10,833	$10,354	$8,220
Provisions made to warranty reserve during the period	382	2,431	4,271	12,067
Charges against warranty reserve during the period	(1,956)	(2,730)	(6,570)	(9,753)
Warranty reserve, end of period	$8,055	$10,534	$8,055	$10,534
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

In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against the Company for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to the Company for ViaSat’s misappropriation of trade secrets and awarded no damages to the Company for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that the Company pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. The Company filed post-trial motions for entry of judgment in its favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against the Company in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, the Company filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and the Company filed its opening appellate brief on August 19, 2020. ViaSat’s responsive brief is due November 17, 2020. As of September 30, 2020, the Company has accrued a total of $28.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
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
On June 9, 2020, ViaSat filed a third lawsuit in California Superior Court, County of San Diego, North County Division, Case No. 37-2020-00019223, against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint concerns different products than those involved in the first two suits. ViaSat claims such products also use ViaSat’s confidential information and trade secrets, and ViaSat’s claims for relief include damages and preliminary and permanent injunctive relief prohibiting sales of the Company’s products alleged by ViaSat to misappropriate its trade secrets. The Company filed a demurrer in response to the complaint on July 30, 2020 and the Court stayed the action until after the resolution of the appeal of the December 2019 Judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the three and nine months ended September 30, 2020 and 2019, the Company incurred an immaterial amount of expenses related to these indemnification obligations. Currently, the Company does not anticipate significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of September 30, 2020 and December 31, 2019, no material amounts have been accrued related to such indemnification provisions.
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
For the three months ended September 30, 2020, the Company recorded an income tax expense of $1.7 million as compared to an income tax benefit of $2.6 million for the three months ended September 30, 2019, resulting in an effective tax rate of 6.4% and (21.2)% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the Company recorded an income tax expense of $0.9 million as compared to an income tax benefit of $7.0 million for the nine months ended September 30, 2019, resulting in an effective tax rate of 1.7% and (54.1)% for the nine months ended September 30, 2020 and 2019, respectively. The income tax expense recorded in the three and nine months ended September 30, 2020 is primarily a result of the Company’s pre-tax income position, partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the periods and federal and state research and development credits. The income tax benefit recorded in the three and nine months ended September 30, 2019 is primarily due to the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the periods and federal and state research and development credits. The Company’s historical income tax provision (benefit) is not necessarily reflective of its future tax provisions or results of operations.
In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by the Internal Revenue Service (“IRS”) or state tax authorities, as carryforward attributes generated in prior period tax years may still be adjusted upon examination if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the IRS for income tax years 2014 through 2017 and the state of New Jersey for income tax years 2015 through 2017. There are currently no foreign examinations in process.
As of September 30, 2020 and December 31, 2019, the Company identified $7.8 million and $6.8 million, respectively, of gross uncertain tax positions. Included in those balances as of September 30, 2020 and December 31, 2019 are $3.9 million and $3.6 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2020 and 2019, the amounts recorded related to interest and penalties were immaterial in each period.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Tax Court issued its final decision in December 2015, and under Internal Revenue Code Section 7482(b), that decision was appealable to the Ninth Circuit Court of Appeals. The IRS appealed in June 2016, and after withdrawing an initial decision that would have affirmed the Tax Court, on June 7, 2019, the Court of Appeals reversed the 2015 decision of the Tax Court and upheld the cost-sharing regulations. The Court of Appeals denied Altera’s petition for rehearing on July 22, 2019, and the United States Supreme Court denied Altera’s petition for certiorari on June 22, 2020. The Tax Court will treat the Court of Appeals decision in Altera as precedential in cases that come before the Tax Court that are appealable to the Ninth Circuit Court of Appeals. If the Company were to challenge a proposed federal income tax deficiency in the Tax Court, however, any decision in its case would be appealable under Internal Revenue Code Section 7482(b) to the First Circuit Court of Appeals. In such a case, the Tax Court would be at liberty to follow its original decision in Altera. As a result, as of September 30, 2020, the Company has determined that the decision of the Ninth Circuit Court of Appeals does not require any adjustment to the Company’s consolidated financial statements. If the Company were to adjust its consolidated financial statements to reflect the impact of following the decision of the Ninth Circuit Court of Appeals in Altera, the Company estimates that the potential impact on its prior year tax liabilities would be as much as $6.3 million on a financial statement basis.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the global spread of SARS-CoV-2 and COVID-19. The Company is currently evaluating how provisions in the CARES Act will impact the Company’s income tax obligations, if at all, or its financial position, results of operations and cash flows, but expects it to have an immaterial effect.
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
Revenue by country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$18,894	$23,113	$73,096	$50,829
China	36,790	33,364	107,271	114,206
Germany	8,512	15,200	22,204	38,946
Thailand	66,348	20,329	123,309	66,061
Other	27,912	27,585	93,417	65,948
Total revenue	$158,456	$119,591	$419,297	$335,990
Total long-lived assets by country consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
United States	$18,728	$18,325
Thailand	5,110	3,870
China	1,678	1,949
Other	2,671	2,657
Total long-lived assets	$28,187	$26,801
15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
A	13%	20%	19%	27%
B	11%	16%	*	13%
C	13%	17%	19%	15%
E	14%	19%	15%	18%
H	25%	*	13%	*

*    Less than 10% of revenue in the period indicated

Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
A	15%	28%
B	*	16%
F	36%	*
G	*	10%
I	10%	*

*    Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the three and nine months ended September 30, 2020 and 2019, total purchases from each of the suppliers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
X	15%	23%	15%	21%
Y	60%	52%	57%	53%
The Company also outsources certain engineering projects to vendors located throughout the world. Research and development costs incurred with one vendor, not listed above, were 21% of the Company’s total research and development costs during the three months ended September 30, 2020, and were less than 10% of the Company’s total research and development costs for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019.
16. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $2.5 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.5 million of costs were incurred during the three and nine months ended September 30, 2020, and $0.3 million of costs were incurred during the three and nine months ended September 30, 2019.

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
Revenue from our five largest customers, the mix of which customers varied across each period, was 75% and 80% during the three months ended September 30, 2020 and 2019, respectively, and 75% and 79% during the nine months ended September 30, 2020 and 2019, respectively.
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
We recorded an immaterial amount of acquisition-related costs during the three months ended September 30, 2020, $6.4 million of acquisition-related costs during the three months ended September 30, 2019, and $1.6 million and $7.0 million of acquisition-related costs during the nine months ended September 30, 2020 and 2019, respectively, in sales, general and administrative expense within our condensed consolidated statements of operations.
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
While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the three or nine month periods ended September 30, 2020, the extent to which the COVID-19 pandemic could impact our results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, we are unable to predict with any confidence the likely impact of COVID-19 on our future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statement of Operation Data:
Revenue	$158,456	$119,591	$419,297	$335,990
Cost of revenue	78,541	60,512	214,892	175,982
Gross profit	79,915	59,079	204,405	160,008
Operating expenses:
Research and development	39,884	28,649	104,554	88,578
Sales, general and administrative	15,082	20,457	47,729	66,143
Total operating expenses	54,966	49,106	152,283	154,721
Income from operations	24,949	9,973	52,122	5,287
Total other income, net	995	2,490	4,836	7,731
Income before income tax expense (benefit)	25,944	12,463	56,958	13,018
Income tax expense (benefit)	1,655	(2,642)	944	(7,039)
Net income	$24,289	$15,105	$56,014	$20,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	50%	51%	51%	52%
Gross profit	50%	49%	49%	48%
Operating expenses:
Research and development	25%	24%	25%	26%
Sales, general and administrative	10%	17%	11%	20%
Total operating expenses	35%	41%	36%	46%
Income from operations	16%	8%	12%	2%
Total other income, net	1%	2%	1%	2%
Income before income tax expense (benefit)	16%	10%	14%	4%
Income tax expense (benefit)	1%	(2)%	—%	(2)%
Net income	15%	13%	13%	6%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue
Revenue by product group and the related changes during the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended	As a % of	Three Months Ended	As a % of	Change in
	September 30, 2020	Total Revenue	September 30, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$77,586	49%	$27,218	23%	$50,368	185%
Pluggable modules	50,858	32%	57,526	48%	(6,668)	(12)%
Semiconductors	30,012	19%	34,847	29%	(4,835)	(14)%
Total revenue	$158,456	100%	$119,591	100%	$38,865	32%

Revenue increased by $38.9 million, or 32%, to $158.5 million in the three months ended September 30, 2020 from $119.6 million in the three months ended September 30, 2019. The increase was primarily due to a $50.4 million increase in sales of our embedded modules, partially offset by $6.7 million decrease in sales of our pluggable modules and a $4.8 million decrease in sales of our semiconductors. In the three months ended September 30, 2020 and 2019, we derived 23% and 28%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$78,541	$60,512	$18,029	30%
Gross profit percentage	50.4%	49.4%

Cost of revenue increased $18.0 million, or 30%, to $78.5 million in the three months ended September 30, 2020 from $60.5 million in the three months ended September 30, 2019. The increase was primarily attributable to increased sales volumes.
Our gross profit percentage increased to 50.4% in the three months ended September 30, 2020 compared to 49.4% in the three months ended September 30, 2019. The increase in gross profit percentage was primarily attributable to the favorable impact of semi-fixed costs relative to the current period revenue volume.

Research and Development

	Three Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$39,884	$28,649	$11,235	39%

Research and development expense increased $11.2 million, or 39%, to $39.9 million in the three months ended September 30, 2020 from $28.6 million in the three months ended September 30, 2019, primarily due to a $3.7 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $7.5 million increase in research and development expenses related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Three Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$15,082	$20,457	$(5,375)	(26)%

Sales, general and administrative expenses decreased $5.4 million, or 26%, to $15.1 million in the three months ended September 30, 2020 from $20.5 million in the three months ended September 30, 2019. This decrease was primarily due to a $5.0 million decrease in professional services expense, which was primarily attributable to $6.4 million recorded in the three months ended September 30, 2019 for acquisition-related costs as compared to an immaterial amount recorded in the three months ended September 30, 2020.
Other Income, Net

	Three Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$995	$2,490	$(1,495)	(60)%

Total other income, net, decreased $1.5 million, or 60%, to $1.0 million during the three months ended September 30, 2020 from $2.5 million during the three months ended September 30, 2019. This was primarily due to a decline in the interest rates applicable to the types of securities we were invested in during the three months ended September 30, 2020 as compared to September 30, 2019, as a result of monetary and fiscal policy responses to the impact of COVID-19 on the economy.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Income tax expense (benefit)	$1,655	$(2,642)	$4,297	(163)%
Effective tax rate	6%	(21)%		27%

Income tax expense for the three months ended September 30, 2020 was $1.7 million compared to an income tax benefit of $2.6 million for the three months ended September 30, 2019. The income tax expense recorded in the three months ended September 30, 2020 was primarily the result of our pre-tax income position, partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the periods and federal and state research and development credits. The income tax benefit recorded in the three months ended September 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period, as well as federal and state research and development credits.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue
Revenue by product group and the related changes during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended	As a % of	Nine Months Ended	As a % of	Change in
	September 30, 2020	Total Revenue	September 30, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded modules	$146,093	35%	$66,488	20%	$79,605	120%
Pluggable modules	170,620	41%	167,948	50%	2,672	2%
Semiconductors	102,584	24%	101,554	30%	1,030	1%
Total revenue	$419,297	100%	$335,990	100%	$83,307	25%

Revenue increased by $83.3 million, or 25%, to $419.3 million in the nine months ended September 30, 2020 from $336.0 million in the nine months ended September 30, 2019. The increase was primarily due to a $79.6 million increase in sales of our embedded modules, a $2.7 million increase in sales of our pluggable modules and a $1.0 million increase in sales of our semiconductors. In the nine months ended September 30, 2020 and 2019, we derived 26% and 34%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$214,892	$175,982	$38,910	22%
Gross profit percentage	48.7%	47.6%

Cost of revenue increased by $38.9 million, or 22%, to $214.9 million in the nine months ended September 30, 2020 from $176.0 million in the nine months ended September 30, 2019. The increase was primarily the result of increased sales volume.
Our gross profit percentage increased to 48.7% in the nine months ended September 30, 2020 compared to 47.6% in the nine months ended September 30, 2019. The increase in gross profit percentage was primarily due to the favorable impact of semi-fixed costs relative to the current period revenue volume.
Research and Development

	Nine Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$104,554	$88,578	$15,976	18%

Research and development expense increased $16.0 million, or 18%, to $104.6 million in the nine months ended September 30, 2020 from $88.6 million in the nine months ended September 30, 2019, primarily due to an $8.5 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap, a $3.7 million increase in prototype development costs and a $3.7 million increase in costs related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Nine Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$47,729	$66,143	$(18,414)	(28)%

Sales, general and administrative expenses decreased $18.4 million, or 28%, to $47.7 million in the nine months ended September 30, 2020 from $66.1 million in the nine months ended September 30, 2019. This decrease was primarily due to an $18.8 million decrease in professional services expense, which was primarily attributable to $17.5 million recorded in the nine months ended September 30, 2019 for estimated legal and settlement costs related to ongoing litigation matters as compared to an additional $8.0 million recorded in the nine months ended September 30, 2020 and $7.0 million recorded in the nine months ended September 30, 2019 for acquisition-related costs as compared to an additional $1.6 million recorded in the nine months ended September 30, 2020.
Other Income, Net

	Nine Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$4,836	$7,731	$(2,895)	(37)%

Total other income, net, decreased $2.9 million, or 37%, to $4.8 million during the nine months ended September 30, 2020 as compared to $7.7 million during the nine months ended September 30, 2019. This was primarily due to a decline in the interest rates applicable to the types of securities we were invested in during the nine months ended September 30, 2020 as compared to September 30, 2019, as a result of monetary and fiscal policy responses to the impact of COVID-19 on the economy.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change in
	2020	2019	$	%
	(dollars in thousands)
Income tax expense (benefit)	$944	$(7,039)	$7,983	(113)%
Effective tax rate	2%	(54)%		56%

The income tax expense for the nine months ended September 30, 2020 was $0.9 million compared to an income tax benefit of $7.0 million for the nine months ended September 30, 2019. The income tax expense recorded in the nine months ended September 30, 2020 was primarily the result of our pre-tax income position, partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the periods and federal and state research and development credits. The income tax benefit recorded in the nine months ended September 30, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the period, as well as federal and state research and development credits.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$211,224	$64,468
Marketable securities	327,935	394,440
Working capital	497,105	348,089
Net cash provided by operating activities	77,135	60,284
Net cash provided by (used in) investing activities	96,770	(60,764)
Net cash provided by financing activities	702	4,504

    We fund our operations primarily through cash generated from operations. As of September 30, 2020, we had cash and cash equivalents totaling $211.2 million, marketable securities of $327.9 million and accounts receivable of $137.2 million.
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
Net cash provided by operating activities was $77.1 million in the nine months ended September 30, 2020 as compared to $60.3 million in the nine months ended September 30, 2019. The increase of $16.9 million was primarily due to a $36.0 million increase in net income and an $8.8 million increase in non-cash expense items primarily consisting of deferred income taxes, partially offset by a $27.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a $30.4 million decrease in cash due to the timing of our accounts receivable collections in the nine months ended September 30, 2020, a $6.9 million decrease in cash due to changes in deferred revenue balances and a $6.3 million decrease in cash due to changes in prepaid and other asset balances, partially offset by a $17.4 million increase in cash due to a decreased inventory balance.
The ultimate resolution of ongoing litigation matters may have a material adverse effect on our results of operations and cash flows, potentially in the near term. In addition, the timing of the final resolution of these proceedings is uncertain. As of September 30, 2020, we have accrued a total of $28.0 million in litigation and settlement-related accruals.
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
Net cash provided by investing activities in the nine months ended September 30, 2020 was $96.8 million as compared to net cash used in investing activities of $60.8 million in the nine months ended September 30, 2019. This change was primarily attributable to a $158.9 million increase in net sales of marketable securities during the nine months ended September 30, 2020.

Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of common stock under our stock-based compensation plans and payments to acquire treasury stock.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $0.7 million as compared to $4.5 million during the nine months ended September 30, 2019, attributable to the suspension of our employee stock purchase plan in November 2019 in accordance with the Merger Agreement and a decrease in the number of stock options exercised.
Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments, purchase obligations, taxes payable as a result of the U.S. Tax Cuts and Jobs Act, or the Tax Act, and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at September 30, 2020. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease liabilities, including imputed interest (1)	$25,952	$1,113	$8,844	$9,003	$6,992
Purchase obligations (2)	100,700	100,700	—	—	—
Income taxes payable (3)	7,117	837	3,663	2,617	—
Unrecognized tax benefits (4)	3,884	—	—	—	—
Total	$137,653	$102,650	$12,507	$11,620	$6,992

(1)We lease facilities and equipment under non-cancelable operating lease agreements. Refer to Note 8, Leases, of the “Notes to Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our leases.
(2)Our purchase obligations primarily consist of outstanding purchase orders with our contract manufacturers for inventory and other third parties for the manufacturing of our wafers and semiconductors. Our relationships with these vendors typically allow for the cancellation of outstanding purchase orders, but require payments of all expenses incurred through the date of cancellation. Other obligations include future non-inventory purchases and commitments related to future fixed asset purchases.
(3)Income taxes payable relates to taxes owed as a result of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred until the enactment of the Tax Act in December 2017. The Tax Act allows the tax liability to be paid on an installment basis over eight years. The amount due in less than one year in the table above represents the transition tax amount owed in the short-term which is included in accrued liabilities on our consolidated balance sheet.
(4)We had $7.8 million of uncertain tax positions as of September 30, 2020. Included in the balance of unrecognized tax benefits as of September 30, 2020 were $3.9 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our condensed consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the condensed consolidated statements of operation unless the securities’ decline in market value is due to credit losses. An immediate 100 basis point change in interest rates would have a $2.1 million effect on the fair market value of our portfolio as of September 30, 2020. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
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
COVID-19
During the nine month period ended September 30, 2020, in response to the COVID-19 pandemic, we have modified our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures. These changes have compelled us to modify some of our control procedures, however, those changes have not been material.

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
In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019 and the jury returned a verdict on July 17, 2019. The jury found against us for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breaches of contract, and $1 to ViaSat for our trade secret misappropriation claim. The jury awarded $1 to us for ViaSat’s misappropriation of trade secrets and awarded no damages to us for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that we pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. We filed post-trial motions for entry of judgment in our favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment, or the December 2019 Judgment, against us in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, we filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and we filed our opening appellate brief on August 19, 2020. ViaSat’s responsive brief is due November 17, 2020. As of September 30, 2020, we have accrued a total of $28.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.
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
On June 9, 2020, ViaSat filed a third lawsuit in California Superior Court, County of San Diego, North County Division, Case No. 37-2020-00019223, against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and misappropriation of trade secrets. ViaSat’s complaint concerns different products than those involved in the first two suits. ViaSat claims such products also use ViaSat’s confidential information and trade secrets, and ViaSat’s claims for relief include damages and preliminary and permanent injunctive relief prohibiting sales of our products alleged by ViaSat to misappropriate its trade secrets. We filed a demurrer in response to the complaint on July 30, 2020 and the Court stayed the action until after the resolution of the appeal of the December 2019 Judgment. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.

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
ITEM 1A. Risk Factors.
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. This description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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

Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay the Parent a termination fee of $120 million (including under specified circumstances in connection with an alternative acquisition proposal);
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.
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
Litigation could delay and/or prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
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
The global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19, has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns and has created significant uncertainty and economic disruption, both near-term and potentially long-term. The COVID-19 pandemic has caused us to modify our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures, including additional cleaning and disinfection procedures within our facilities, daily self-health assessments or, where required by local law, onsite health screening and temperature taking, support for local contact tracing efforts, and the required use of face masks or cloth face coverings when onsite at our facilities. As additional information about COVID-19 and how it is transmitted becomes available, we may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. These modifications have affected the way we conduct our product development, validation and qualification, customer sales and support services, including onsite support, and other activities, which could have an adverse effect on our business, results of operations and financial condition. While we have taken steps to mitigate the impact of COVID-19 on our financial results for the nine month period ended September 30, 2020, the extent to which the COVID-19 pandemic could affect our business, results of operations and financial condition in the future is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; the availability of reliable and effective testing, vaccines or other therapies; and the effect of the pandemic on short- and long-term general economic conditions. We have and may continue to experience short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business, results of operations and financial condition in future periods. In addition, several of our customers, contract manufacturers, suppliers and other business partners have experienced and are continuing to experience similar challenges and any adverse impact or disruption to their businesses, results of operations and financial condition could have a downstream adverse impact to ours. For example, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. There is a significant degree of uncertainty and lack of visibility as to the impact, extent and duration of the COVID-19 pandemic, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. As a result, it is difficult to predict the nature and extent to which the COVID-19 pandemic and responsive measures related thereto will impact our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers.
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 81% of our revenue in 2019, 74% of our revenue in 2018, 70% of our revenue in 2017, 75% of our revenue in the nine months ended September 30, 2020 and 79% of our revenue in the nine months ended September 30, 2019. In 2019, ZTE accounted for 27% of our revenue, Cisco Systems, Inc. and its affiliates, together Cisco, accounted for 17% of our revenue, Infinera Corporation, or Infinera, accounted for 17% of our revenue and ADVA Optical Networking North America, Inc., or ADVA, accounted for 13% of our revenue. In 2018, ZTE accounted for 20% of our revenue, Infinera, which on October 1, 2018 acquired another of our customers, Coriant, Inc, or Coriant, including all 2018 revenue from Infinera and Coriant, accounted for 17% of our revenue, ADVA accounted for 15% of our revenue and Cisco accounted for 14% of our revenue. In 2017, ZTE accounted for 30% of our revenue, ADVA accounted for 15% of our revenue and Coriant accounted for 11% of our revenue. In the nine months ended September 30, 2020, ZTE accounted for 19% of our revenue, Infinera accounted for 19% of our revenue and Cisco accounted for 15% of our revenue. In the nine months ended September 30, 2019, ZTE accounted for 27% of our revenue, Cisco accounted for 18% of our revenue, Infinera accounted for 15% of our revenue and ADVA accounted for 13% of our revenue. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or any acceleration or delay in anticipated product purchases, including as a result of COVID-19 related disruptions in the operations and supply chains of our customers, or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.

For example, in April 2018, the U.S. Department of Commerce imposed a seven-year denial of export privileges that prohibited sales of U.S.-regulated commodities, software and technology to ZTE and an affiliated company, or the ZTE Ban, based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. The ZTE Ban added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was lifted and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action ended the export control restriction specifically targeting ZTE, any violations by ZTE of the latest settlement may trigger a new, ten-year denial order. We may suspend our business with ZTE or other customers if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, if new licensing requirements or other regulatory restrictions are imposed on such business, or if we determine that continued business with such customers is not feasible or desirable.
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
The markets for our products are characterized by changes and improvements in existing technologies and the introduction of new technology approaches. The future success of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of product deliveries and our ability to introduce in a timely manner new products that address our customers’ requirements for more cost-effective bandwidth solutions. The development of new products is a complex process, and we may experience delays and failures in completing the development, qualification, introduction and volume ramp of new products. Our successful product development depends on a number of factors, including the following:
•the accurate prediction of market requirements, changes in technology and evolving standards;
•the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;
•our ability to design products that meet customers’ cost, size, acceptance and specification criteria and performance requirements, as well as requirements and specifications established by industry groups or standards bodies;
•our ability to manufacture new products with acceptable quality and manufacturing yields in a sufficient quantity to meet customer demand and according to customer needs;
•our ability to provide onsite support to our customers in connection with the integration of our products into their product offerings, as well as the ramp and deployment of such product offerings, which has been made more challenging while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;
•our ability to offer new products at competitive prices;
•our dependence on suppliers to deliver in a timely manner materials that are critical components of our products;
•our dependence on single-source supplier and the impact of industry-wide component constraints;

•our dependence on third-party manufacturers to successfully manufacture our products in accordance with the specifications that we and our customers require;
•the identification of and entry into new markets for our products;
•the acceptance of our customers’ products by the market and the lifecycle of such products; and
•our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.
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
Our results of operations could be adversely affected by general conditions in the global economy. For example, a slowdown in the economies of, or adverse changes in economic conditions in, one or more of the countries in which we operate as a result of the ongoing COVID-19 pandemic could adversely affect demand for our products, change the mix of products we sell to a mix with a lower average gross margin, adversely affect our net sales, cause customers or other business partners to delay or fail to make payments owed to us, result in slower inventory turnover, adversely impact the rate of return on our investments or otherwise materially adversely affect our business, financial condition, stock price and results of operations. Further, a prolonged COVID-19 pandemic could result in the imposition of additional quarantines or closures of office spaces or manufacturing facilities, travel and transportation restrictions and/or import and export restrictions after the various responsive measures that are currently in place are lifted, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. Although these economic factors did not have a material effect on our operations during the three and nine month periods ended September 30, 2020, they may materially affect our operations in the future. In addition, even where certain economic factors have not or do not adversely affect our operations, such economic factors may adversely affect the operations of our customers, contract manufacturers, suppliers and other business partners. The extent and duration of such economic impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the availability of reliable and effective testing, vaccines or other therapies and the impact of these and other factors on our operations and the global economy.
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
Since January 1, 2013, we have shipped our products to customers located in 24 foreign countries. In 2019, 2018, 2017, and the nine months ended September 30, 2020 and 2019, we derived 85%, 83%, 84%, 83% and 85%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2019, 2018, 2017, and the nine months ended September 30, 2020 and 2019, we derived 34%, 29%, 39%, 26% and 34%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:
•U.S. or foreign governmental action, such as export control or import restrictions, that could prevent or significantly hinder our ability to produce or sell our products to certain customers or customers in certain foreign jurisdictions or build our products internationally;
•greater difficulty in enforcing contracts and accounts receivable obligations and longer collection periods, which may be exacerbated by the ongoing COVID-19 pandemic;
•difficulties in managing, staffing and overseeing international offices and foreign manufacturers, including while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;
•increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•the impact of general economic and political conditions in economies outside the United States, including the uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly known as Brexit, the terms of the post-Brexit relationship between the United Kingdom and the European Union, and heightened economic and political uncertainty within the United Kingdom, and within and among European Union member states;
•tariff and trade barriers, changes in custom and duties requirements or compliance interpretations and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets and our ability to pass through to our customers any tariff or trade costs imposed on our products;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•certification requirements;
•greater difficulty documenting and testing our internal controls;
•reduced protection for intellectual property rights in some countries;
•potentially adverse tax consequences, including further reform to the U.S. tax code and international tax rules such as the base erosion and profit shifting initiative;
•the effects of changes in currency exchange rates;
•changes in service provider and government spending patterns;
•social, political and economic instability;
•higher incidence of corruption or unethical business practices that could expose us to liability or damage our reputation; and
•natural disasters, major public health issues (including the COVID-19 pandemic discussed further in the risk factor “The extent to which the COVID-19 pandemic has adversely affected, and will continue to adversely affect our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers, is uncertain,” above), acts of war or terrorism and other catastrophic events.
The U.S. Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, made far-ranging changes to the corporate tax system that previously existed and established a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect emerging tax reform or other near-term Congressional action may have on other companies’ or our business practices. Further, pending or new legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, may be enacted.
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
The current U.S. Administration has made significant changes to U.S. trade policy, including new or increased tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Since we rely primarily upon non-U.S. manufacturers to make our products, such actions, whether adopted or threatened, and the perceived negative effect of such actions, could have a disproportionate impact on us and make our products more expensive and less competitive in domestic markets. Further, these changes in U.S. trade policy have triggered retaliatory protectionist actions by affected countries, the continuation or expansion of which could restrict our ability to do business in or with affected countries or could prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices and reduced demand for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, impose additional or increased tariffs on imports of U.S. goods, require Chinese companies to use more local suppliers, compel companies that do business in China to partner with local companies, impose regulatory restrictions on items made by contract manufacturers and other suppliers in China, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. In addition, foreign governments may pursue internal programs and policies to develop domestic technologies that reduce foreign customers’ demand for our products. For example, China’s Made in China 2025 program aims to build industries in numerous technological sectors, including 5G mobile communications, among others. As a result, risk of doing business in China is likely to increase, if it has not already, including the risk of theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in China. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products through increased costs and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations. Moreover, escalating and retaliatory tariffs or other protectionist measures among the U.S. and other countries may depress the overall economic condition of countries in which our customers are located, such as China, which could harm our business.
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
Our products are subject to export controls, including, where applicable, the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we produce, distribute or sell our products. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in April 2018, the U.S. Department of Commerce imposed the ZTE Ban. The ZTE Ban added ZTE and an affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the ZTE Ban was terminated and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, any violations by ZTE of the latest settlement may trigger a new ten-year denial order.
The U.S. Congress or U.S. regulatory authorities have taken, and may in the future take, legislative or regulatory action that may materially interfere with our ability to manufacture our products or make sales to our customers, particularly in China, or that could impede sales by such customers in the United States. For example, in May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. In May 2020, the U.S. Department of Commerce expanded the export restriction on Huawei to cover certain foreign-produced items produced from certain U.S. technologies, software or plant when there is knowledge that such items are included in a transaction in which Huawei is a party. In June 2020, the U.S. Department of Commerce designated additional Chinese entities, including FiberHome Technologies Group and an affiliated company, or FiberHome, on the Entity List upon determining that they are enabling activities contrary to the foreign policy interests of the United States relating to Chinese repression and surveillance of ethnic groups in China’s Xinjiang Uighur region. U.S. regulators may also impose new export license requirements for items that can currently be furnished under broad license exceptions, or new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks.
Even without such action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with any item subject to U.S. regulation. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks, and some customers may decline to purchase our products that contain parts or components from, or that were manufactured by, suppliers and service providers that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects. Further, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects. We may suspend our business with ZTE or other customers, suppliers or partners, if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, if new licensing requirements or other regulatory restrictions are imposed on such business, or if we determine that continued business with such customers, suppliers or partners is not feasible or desirable.
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
New regulations in the United States and other countries that purport to protect national telecommunications systems and infrastructure may reduce the demand for products and services provided by certain of our customers, which may, in turn, reduce the demand for our products. In particular the U.S. government is pressing foreign governments to ban or severely restrict the use of Huawei equipment and services in national 5G network infrastructure. While many countries continue to allow Huawei technologies in 5G network infrastructure, such restrictions have been implemented in several countries, including the United States, the United Kingdom, Australia, Japan and New Zealand, and dozens of other countries have not yet decided.
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
A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. Interim regulations effective in August 2020 extended these restrictions to prohibit the award, extension or renewal of U.S. government contracts to entities that use the restricted equipment or services, even if such use is unrelated to any U.S. government contract. In addition, further regulations prohibit recipients of U.S. government grant or loan funding from using such funding for acquiring the restricted equipment or services or awarding, extending or renewing contracts with entities that use the restricted equipment or services. U.S. regulators are reportedly considering additional measures that may be used to remove companies such as ZTE and Huawei from the supply chains of U.S. companies.

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
Competitors may be able to more quickly and effectively:
•develop or respond either directly or in partnership with other market participants to new technologies or technical standards;
•react to changing customer requirements and expectations;
•devote needed resources to the development, production, promotion and sale of products;
•attain high manufacturing yields on new product designs;
•establish and take advantage of operations in lower-cost regions;
•bring relevant products to the market or enable their customers to bring relevant products to the market through a faster integration cycle; and
•deliver competitive products, including products incorporating our DSP ASICs and PICs, at lower prices, with lower gross margins or at lower costs than our products.
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
Because we rely on third-party contract manufacturers, foundries and other service providers, we face several significant risks in addition to those discussed above, including:
•a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products and potential higher wafer, component and incorporated product prices due to limited and, at times, single-source, suppliers and industry-wide component constraints;
•the limited availability of, or potential delays in obtaining access to, key process and leading edge technologies;
•the location of contract manufacturers, foundries and other service providers in regions that are subject to earthquakes, typhoons, tsunamis and other natural disasters;
•the location of contract manufacturers, foundries and other service providers in regions that are and historically have been disproportionately impacted by major public health issues, such as the ongoing COVID-19 pandemic, and our inability to effectively manage, staff and oversee the activities of these providers while COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders remain in place;
•competition with our contract manufacturers’, foundries’ and other service providers’ other customers for allocated capacity or supply during periods of capacity constraint or supply shortages; and
•potential regulatory changes, including in the United States, that could in the future prohibit, or increase our costs relating to, the use of contract manufacturers, foundries and other service providers in certain regions.
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

We depend on a limited number of suppliers of the key materials, including silicon wafers, substrate materials and components, equipment used to manufacture and test our products, and key design tools used in the design, testing and manufacturing of our products. Some of these suppliers are sole sources and in certain instances we face capacity competition from some of our suppliers. With some of these suppliers, we do not have long-term agreements and instead purchase materials and equipment through a purchase order process. As a result, these suppliers may stop supplying us materials and equipment, become subject to new regulatory restrictions, delays or fees that impact their ability to work with us, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on sole source suppliers or a limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner. Some of our suppliers may experience quality, manufacturing or financial difficulties that could cause them to terminate development efforts related to, or prevent them from supplying to us in desired quantities, or at all, materials, or equipment used in, the design and manufacture of our products. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shutdowns due to circumstances beyond their control such as labor issues, political unrest, natural disasters or major public health issues. For example, certain of our contract manufacturers and suppliers have experienced manufacturing delays and shutdowns as a result of the ongoing COVID-19 pandemic. Our suppliers, including our sole source suppliers, could also determine to discontinue the manufacture of materials, components, equipment or tools that may be difficult for us to obtain from alternative sources. In addition, the suppliers of design tools that we rely on may not maintain or advance the capabilities of their tools in a manner sufficient to meet the technological requirements for us to design advanced products or provide such tools to us at reasonable prices. Further, the industry in which our suppliers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer suppliers to meet our material and equipment needs. In the event we need to establish relationships with additional suppliers, doing so may be a time-consuming process and require that we agree to terms, including on costs, that are less favorable to us, and there are no assurances that we would be able to enter into necessary arrangements with these additional suppliers in time to avoid supply constraints in sole sourced components.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the years ended December 31, 2019 and December 31, 2016, we experienced revenue growth rates of 37% and 100%, respectively, as compared to the immediately preceding annual period, and during the nine months ended September 30, 2020 and 2019 we experienced revenue growth rates of 25% and 44%, respectively, as compared to the same period in the prior year. Conversely, during the years ended December 31, 2018 and 2017, our revenue declined 12% and 19%, respectively, as compared to the immediately preceding annual period. The revenue growth rates we experienced in the years ended December 31, 2019 and December 31, 2016 and the nine months ended September 30, 2020 and 2019 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. In addition, the ongoing COVID-19 pandemic will in the short-run and may in the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our products. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
We have had a history of operating losses, and we may not maintain or increase our profitability.
Although we were profitable in the nine months ended September 30, 2020 and 2019 and the years ended December 31, 2014 through 2017 and again in the year ended December 31, 2019, we incurred operating losses in the years ended December 31, 2009 through 2013 and again in the year ended December 31, 2018. We may not be able to sustain or increase profitability on a quarterly or annual basis and have experienced variability on a quarter to quarter basis. If we are unable to sustain or increase profitability, the market value of our stock may decline, and investors in our common stock could lose all or a part of their investment.
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
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and major public health issues, including pandemics, as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures, system failures or Internet failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Malaysia, Philippines, Singapore, Taiwan and the United States. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China and Thailand, countries that have been affected by the COVID-19 pandemic and have taken and continue to take measures to try and contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on the ability of our employees to travel to and access these facilities or on our support operations, or similar limitations imposed on our assembly and fabrication partners, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations. Additionally, some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with significant community spread of COVID-19 and a history of severe weather activity and, in the case of California, above average seismic activity and wildfires. Further, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant disruption or damage to any of these facilities or to any facilities that we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. For example, as a result of the extension of the lunar new year holidays in China due to the COVID-19 pandemic, shipments of certain supplies and components used by our contract manufacturers in the manufacture of our products and the operations of our contract manufacturers and other suppliers were disrupted, which resulted in delayed shipment of certain of our products to our customers during the first quarter of 2020. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
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
We increasingly depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches.
In the ordinary course of business, we are subject to and have experienced incursion attempts from a variety of sources, including phishing and malware attacks or other malfeasance. Computer programmers may attempt to penetrate our network security, or that of our website and email services, and misappropriate our proprietary information, provide false or misleading instructions to our personnel, embed malicious code in our products or cause interruptions of our service. Work-from-home and other measures that we have adopted in response to the COVID-19 pandemic introduce additional cybersecurity risks. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures and adherence to their contractual obligations to us, including in connection with their use of and access to our systems. Additionally, we depend upon our employees, customers, suppliers, manufacturers, contractors and other third parties, or our related parties, to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Data may be accessed or modified improperly as a result of related party theft, error or malfeasance and third parties may attempt to fraudulently induce our related parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our related parties’ data or IT systems. These types of breaches of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. In addition, if our cybersecurity systems and those of our related parties fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our related parties, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our related parties or business, including intellectual property and other proprietary data, could be stolen;
•our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored;
•our ability to process customer orders and deliver products could be degraded or disrupted, resulting in delays in revenue recognition; and
•defects and security vulnerabilities could be introduced into the software embedded in or used in the development of our products, thereby damaging the reputation and perceived reliability and security of our products.

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
The Tax Act, enacted in December 2017, made far-ranging changes to the U.S. corporate tax system that previously existed. This legislation established a quasi-territorial system for taxing foreign-source income of multinational corporations and, among other items, made changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Certain changes to the U.S. corporate tax system resulting from the Tax Act, mainly that foreign earnings are no longer deferred but are currently subject to U.S. taxes, have, and are expected to continue to, negatively affect the financial, operational and effective tax rate efficiencies of this corporate restructuring.
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
The Tax Act established a quasi-territorial system for taxing foreign-source income of multinational corporations and other tax proposals are being considered by legislative bodies in some of the foreign jurisdictions in which we operate that could negatively affect our effective tax rate and other tax liabilities.
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
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service, or IRS, in the United States and will be subject to periodic examination of our income tax and other returns by taxing authorities in other tax jurisdictions. For example, we have been selected for examination by the IRS for our income tax years 2014 through 2017 and by the State of New Jersey for income tax years 2015 through 2017. We assess and will continue to assess on a regular basis the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.
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
The trading prices of the securities of technology companies, including technology companies in the industry in which we operate, have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market price and trading volume of comparable companies, in particular optical industry peer companies;

•actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts covering our industry or issuing market projection reports;
•announcements regarding the pending Merger;
•announcements of technological innovations, new products, strategic alliances or other transactions, or significant agreements by us or by our competitors;
•announcements by our customers regarding significant increases or decreases in capital expenditures and their results of operations;
•failure to accurately predict and interpret market requirements or market demand for our products;
•departure of key personnel;
•litigation involving us or that may be perceived as having an impact on our business;
•changes in general economic, industry and market conditions and trends, including the economic slowdown and delayed deployment and network expansion in China and the uncertainty related to Brexit and the COVID-19 pandemic;
•investors’ general perception of us;
•significant short interest in our stock;
•sales of large blocks of our stock;
•loss of any of our key customers;
•a lack of guaranteed supply of manufactured wafers and other raw and finished components and incorporated products;
•announcements regarding further industry consolidation;
•changes in regulations or legislation in the United States and other jurisdictions in which we do business, including domestic and international tax reform, trade policy and tariffs and export controls that could impede our ability to sell our products to our customers in certain foreign jurisdictions, particularly in China, or that could impede sales by such customers in the United States;
•actions or announcements by activist shareholders or others; and
•other factors such as political unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the COVID-19 pandemic.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and are likely to continue to do so in the future. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the level of demand for our products and our ability to maintain and increase our customer base;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•the mix of products sold in a quarter;
•export control laws, tariffs, developments in trade policy or regulations that could impede our ability to sell our products to certain customers or other customers in certain foreign jurisdictions;

•pricing pressure as a result of competition or otherwise or price discounts negotiated by our customers;
•our ability to ramp production of new products with our contract manufacturers;
•delays or disruptions in our supply or manufacturing chain, including any delays or distributions related to the ongoing COVID-19 pandemic;
•our ability to reduce manufacturing costs;
•errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs;
•seasonal and period-over-period buying patterns of some of our customers;
•introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;
•increases in and timing of sales and marketing, research and development and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•insolvency, credit consolidation or other difficulties faced by our customers, affecting their ability to purchase or pay for our products;
•insolvency, credit consolidation or other difficulties confronting our suppliers and contract manufacturers leading to disruptions in our supply or distribution chain;
•levels of product order rescheduling, cancellations, returns and contractual price protection rights, including the impact of product quality problems on our reputation;
•adverse litigation judgments, settlements or other litigation-related costs;
•the pending Merger;
•product recalls, regulatory proceedings or other adverse publicity about our products;
•fluctuations in foreign exchange rates;
•the impact of the Tax Act and other legislative and regulatory proposals to reform U.S. taxation of international business activities;
•costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and
•general economic conditions in either domestic or international markets, particularly as a result of the impact of the COVID-19 pandemic and any resulting short-term and potential longer term economic slowdown.
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

Our restated certificate of incorporation and amended and restated by-laws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which an investor in our common stock might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:
•establishing a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time;
•providing that directors may be removed by stockholders only for cause and only with a vote of the holders of at least 75% of the issued and outstanding shares of voting stock;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•limiting the liability of, and providing indemnification to, our directors and officers.
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

2.1†
Agreement and Plan of Merger, dated as of July 8, 2019, by and among Acacia Communications, Inc., Cisco Systems, Inc. and Amarone Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the first Current Report on Form 8-K filed on July 9, 2019).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 24, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2016).

3.3	Amendment to Amended and Restated By-laws of Acacia Communications, Inc. (incorporated by reference to Exhibit 3.1 to the first Current Report on Form 8-K filed on July 9, 2019).

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 21, 2015).

4.2
Amended and Restated Investors’ Rights Agreement, dated April 17, 2013, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed December 21, 2015).

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.2*	2009 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on May 2, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 24, 2016).

10.7*
Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 24, 2016).

10.8*
Form of Non-statutory Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 24, 2016).

10.9*
Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 24, 2016).

10.10*	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on February 23, 2017).

10.11*	Amended and Restated Severance and Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 2, 2018).

10.12††
General Conditions of Purchase, dated December 3, 2010, by and between the Registrant and ZTE Corporation (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on December 21, 2015).

10.13††
Master Supply Agreement, dated October 18, 2013, by and between the Registrant and Fujitsu Semiconductor America, Inc. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on December 21, 2015).

10.14††
Manufacturing Services Agreement, dated as of August 6, 2015, by and between the Registrant and Sanmina Corporation (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on December 21, 2015).

10.15
Lease, dated April 13, 2016, by and between the Registrant and AS Clock Tower Owner, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on May 2, 2016).

10.16
Commercial Lease, dated March 18, 2016, by and between the Registrant and Somerset Holmdel Development I Urban Renewal, L.P. (incorporated by reference to Exhibit 10.21 to Amendment no. 2 to Registration Statement on Form S-1 filed on May 2, 2016).

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

Acacia Communications, Inc.

Date: November 9, 2020	By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer