Form 10-K
period 2020-12-31
Acacia Communications, Inc.
filed 2021-03-01
CIK 1651235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,597.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant, and their affiliates, as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 19, 2021, there were 42,631,607 shares of the Registrant’s common stock, $0.0001 par value, outstanding.

REDUCED DISCLOSURE FORMAT

Acacia Communications, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
On July 8, 2019, Acacia Communications, Inc. entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Cisco Systems, Inc., a California corporation (subsequently reincorporated as a Delaware corporation) (“Parent”) and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). On January 14, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), with Parent and Merger Sub, which amended and restated the Original Merger Agreement in its entirety. On March 1, 2021, following the satisfaction of the conditions in the Amended and Restated Merger Agreement, Merger Sub was merged with and into the Company (the “Merger”), with the Company surviving the Merger, pursuant to the Amended and Restated Merger Agreement. As a result of the Merger, the Company became a wholly owned subsidiary of Parent, the Company’s common stock will no longer be listed on The Nasdaq Global Select Market, and the registration of shares of the Company’s common stock under the Exchange Act will be terminated. Unless otherwise noted, all references in this Annual Report on Form 10-K (this “Form 10-K”) to Acacia Communications, Inc., a Delaware corporation, “we,” “us,” “our,” the “Company” or “Acacia,” refer to the Company and its business prior to the Merger. This Form 10-K does not reflect any changes in the Company’s business plan that may occur over time as a result of the Merger and the Company becoming part of Parent group of companies.

PART I
Cautionary Note Regarding Forward-Looking Statements and Industry Data
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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “will” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the sections titled “Risk Factor Summary” below and the risk factors detailed further in “Risk Factors” under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission reports. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
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
•our ability to produce products and components used in our products free of problems, defects, errors and vulnerabilities;
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
This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this Annual Report on Form 10-K involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principle risks facing our business, in addition to the risks described more fully in “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this Annual Report on Form 10-K could be materially different from those anticipated in such forward-looking statements.
Risks Related to Our Business and Industry
•The extent to which COVID-19 has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers, is uncertain.
•We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
•The future success of our business is substantially dependent on our successful development and release of new products.
•The failure to increase sales of our products to our customers and expand our customer base as anticipated could adversely affect our future revenue and business.
•Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.
•Quality control problems in manufacturing could result in delays in product shipments to customers or in quality problems with our products which could adversely affect our business.
•If we fail to accurately predict market requirements or market demand for our products, our business, competitive position and operating results will suffer.
•We generate a significant portion of our revenue from international sales and rely on foreign manufacturers to make our products, and therefore are subject to additional risks associated with our international operations.

•Changes in U.S. trade policies could disrupt global supply, manufacturing and customer relationships, which may materially increase costs of components contained in our products, increase our manufacturing costs and make our products more expensive or unavailable in foreign markets.
•We are subject to government regulation, including import, export, economic sanctions, privacy, and anti-corruption laws and regulations that may limit our sales opportunities, expose us to liability and increase our costs.
•The markets in which we operate are highly competitive.
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable effort and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
•If we fail to attract, retain and motivate key personnel, or if any of our key personnel become ill, are required to self-quarantine or otherwise become unwilling or unable to perform their duties as a result of the COVID-19 pandemic, our business could suffer.
•Customer requirements for new products, as well as specifications established by industry groups and standards bodies, are increasingly challenging, which could lead to significant executional risk in designing such products or make our products obsolete. We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development and manufacturing process cycles.
•We depend on third parties for a significant portion of the fabrication, assembly and testing of our products.
•Our results of operations may suffer if we do not effectively manage our inventory, and we may continue to incur inventory-related charges.
•Most of our long-term customer contracts do not commit customers to specified purchase commitments, and our customers may decrease, cancel or delay their purchases at any time with little or no advance notice to us.
•Breaches, failures or interruptions of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products to our customers, compromise the integrity of the software embedded in our products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
•If we do not achieve the anticipated financial, operational and effective tax rate efficiencies expected from our corporate tax structure, our financial condition and results of operations could be adversely affected.
•Our quarterly operating results or other operating metrics have fluctuated significantly, and they are likely to continue to do so.
Risks Related to Our Intellectual Property
•Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.
•Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Item 1.Business
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
We sell our products through a direct sales force to leading network equipment manufacturers, network operators and cloud service providers. Our revenues for the years ended December 31, 2020, 2019 and 2018 were $583.5 million, $464.7 million and $339.9 million, respectively. Our net income for the years ended December 31, 2020, 2019 and 2018 was $90.4 million, $32.8 million and $4.9 million, respectively. As of December 31, 2020, 2019 and 2018, our total assets were $861.8 million, $721.4 million and $601.9 million, respectively.
Merger with Cisco Systems
On July 8, 2019, we, Parent and Merger Sub, entered into the Original Merger Agreement, providing for the Merger, with Acacia surviving the Merger as a wholly owned subsidiary of Parent. The Original Merger Agreement was adopted by our stockholders at a special meeting held on September 6, 2019.
On January 14, 2021, we, Parent and Merger Sub entered into the Amended and Restated Merger Agreement. The Amended and Restated Merger Agreement amended and restated the Original Merger Agreement in its entirety on the terms and subject to the conditions set forth therein.
The Amended and Restated Merger Agreement provided, subject to its terms and conditions, for our acquisition by Parent at a price of $115.00 per share of our common stock, $0.0001 par value per share, each a Share, in cash, without interest and subject to deduction for any required withholding tax, or the Merger Consideration, through the merger of Merger Sub with and into us, with us surviving the Merger as a wholly owned subsidiary of Parent. Our Board of Directors, or Board, unanimously approved the Merger and the Amended and Restated Merger Agreement and recommended that stockholders adopt the Amended and Restated Merger Agreement, and our stockholders adopted the Amended and Restated Merger Agreement at a special meeting held on March 1, 2021. The merger was completed on March 1, 2021 following such special meeting.
Pursuant to the Amended and Restated Merger Agreement, at the effective time of the Merger on March 1, 2021, or the Effective Time:
•each Share that was issued and outstanding immediately prior to the Effective Time (other than certain excluded Shares, such as Shares held in our treasury, owned by any of our direct or indirect wholly owned subsidiaries or owned by Parent or any subsidiary of Parent immediately prior to the Effective Time (all of which were canceled) and Shares held by holders who properly exercise their appraisal rights under Delaware law) were automatically converted at the Effective Time into the right to receive the Merger Consideration, without interest and subject to deduction for any required withholding tax;
•each stock option that was outstanding, vested and unexercised immediately prior to the Effective Time was cancelled at the Effective Time and converted into the right to receive an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the exercise price per share of such stock option, subject to deduction for any required withholding tax; provided that, in the event that the exercise price of any such vested stock option was equal to or greater than the Merger Consideration, such stock option was canceled at the Effective Time, without any consideration being payable in respect thereof and has no further force or effect;
•each stock option that was outstanding and unvested immediately prior to the Effective Time was cancelled at the Effective Time and converted into the right to receive an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the exercise price per share of such stock option, subject to deduction for any required withholding tax, payable to the extent, and at the applicable times, such unvested stock option would have become vested under the vesting schedule in place for such stock option immediately prior to the Effective Time, including under the terms of the Company’s Amended and Restated Severance and Change in Control Benefits Plan, or the Severance Plan, and any scheduled retention agreement after giving effect to any applicable employment offer documents entered into with Parent; provided that, in the event that the exercise price of any such unvested stock option was equal to or greater than the Merger Consideration, such stock option was canceled at the Effective Time, without any consideration being payable in respect thereof and has no further force or effect;
•each restricted stock unit, or RSU, and performance-based restricted stock unit, or PRSU, that was outstanding and vested and had not been settled immediately prior to the Effective Time (which included the PRSUs with a total stockholder return, or TSR, performance metric that vested based on actual results as of the closing of the Merger and certain RSUs that vested as of the closing of the Merger) were cancelled at the Effective Time and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration, subject to deduction for any required withholding tax; and
•each RSU and PSU that was outstanding and unvested immediately prior to the Effective Time was cancelled at the Effective Time and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration, subject to deduction for any required withholding tax, payable to the extent, and at the applicable times, such unvested RSU or PRSU would have become vested under the vesting schedule in place for such RSU or PRSU immediately prior to the Effective Time, including under the terms of the Severance Plan and any scheduled retention agreement after giving effect to any applicable employment offer documents entered into with Parent.
As of the Effective Time, we became a wholly owned subsidiary of Parent and are no longer a publicly held corporation, our common stock will be delisted from The Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we will no longer be required to file periodic reports with the SEC.
The description of the Amended and Restated Merger Agreement is a summary only and is qualified in its entirety by the full text of the Amended and Restated Merger Agreement, which is included as Exhibit 2.1 to this Annual Report on Form 10-K.
During the years ended December 31, 2020 and 2019, we recorded acquisition-related costs of $2.4 million and $7.6 million, respectively, in sales, general and administrative expenses within our consolidated income statements.
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
•Increased data and video consumption.    Over the last decade, the proliferation of new technologies, applications, Web 2.0-based services and Internet-connected devices has led to increasing levels of Internet traffic and congestion and the need for greater bandwidth. Video traffic, in particular, is growing rapidly, and placing significant strains on network capacity. The Sandvine Global Internet Phenomena Report, published in May 2020, estimates that video traffic represents 60% of all downstream traffic on the internet.
•Growth in mobile and 5G communications.    The increasing demand for data- and video-intensive content and applications on mobile devices is driving significant growth in mobile data and video traffic and has led to the proliferation of advanced wireless communication technologies, such as 5G, which depend on wired networks to function. Next generation 5G network build-outs anticipated over the next few years will drive the need for higher capacity optical interfaces in backhaul and metro networks. According to the Ericsson Mobility Report, published in November 2020, global mobile data traffic is expected to increase by a factor of approximately 4.5, reaching 226 exabytes per month by 2026.
•Proliferation of cloud services.    Enterprises are increasingly adopting cloud services to reduce IT costs and enable more flexible operating models. Consumers are increasingly relying on cloud services to satisfy video, audio and photo storage and sharing needs. Together, these factors are driving increased Internet traffic as cloud services are accessed and used. According to a Statista report, published in November 2020, the public cloud services market revenue is forecasted to exceed $362.3 billion by 2022.
•Changing traffic patterns.    Increased work from home policies, accelerated in 2020 by the novel coronavirus SARS-CoV-2, referred to as the COVID-19 pandemic, or COVID-19, are putting increased emphasis on residential broadband. The Cisco Annual Internet Report, published in February 2020, forecasts that average broadband speeds will rise from 46 Mbps in 2018 to 110 Mbps in 2023.
•Adoption of the “Internet of Things.”    Significant consumer, enterprise and governmental adoption of the “Internet of Things,” which refers to the global network of Internet-connected devices embedded with electronics, software and sensors, is anticipated to strain network capacity further and increase demand for bandwidth. The Cisco Annual Internet Report projects that there will be 29.3 billion networked devices by 2023, up from 18.4 billion such devices in 2018.
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
The key characteristics of advanced optical interconnect technologies that dictate performance and capacity include:
•Speed.    Speed refers to the rate at which information can be transmitted over an optical channel and is measured in Gbps.
•Density.    Density refers to the physical footprint of the optical interconnect technology. Density is primarily a function of the size and power consumption of the technology.
•Robustness.    Robustness refers to the ability of an optical interconnect technology to compensate for the signal impairment that accumulates through the fiber network and prevent and correct errors introduced by the network.
•Power Consumption.    Power consumption refers to the amount of electricity an optical interconnect technology consumes. Lower power consumption permits improved density and product reliability, and results in lower operating expense for electricity and cooling.
•Automation.    Automation refers to the ability of an optical interconnect technology to handle network tasks that historically were required to be performed manually, such as activation and channel provisioning.

•Manageability.    Manageability refers to the ability of an optical interconnect technology to monitor network performance and detect and address network issues easily and efficiently, which helps increase reliability and reduce ongoing maintenance and operational needs.
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
Our optical interconnect products are powered by our internally developed and purpose-built coherent DSP ASICs and/or silicon PICs. Our coherent DSP ASICs and silicon PICs are engineered to work together, and each integrates numerous signal processing and optical functions that together deliver a complete, cost-effective high-speed coherent optical interconnect solution in a small footprint that requires low power and provides significant automation and management capabilities. We believe that our highly integrated optical interconnect modules, which are based on our coherent DSP ASIC and silicon PIC, were, at the time of market introduction, the industry’s first interconnect modules to deliver transmission speeds of 100 Gbps and higher. Prior to the introduction of our highly integrated optical interconnect modules, we believe that these transmission speeds were not possible in modules in an industry standard form factor without sacrificing signal quality or other performance characteristics. For example, our CFP- and CFP2-DCO modules, which are based on the industry-standard CFP and CFP2 form factors, enable cloud and service providers to easily upgrade their existing metro and inter-data center networks to 100 Gbps and 200 Gbps using their existing, deployed equipment chassis or newly designed network equipment with CFP slot capabilities. In 2020, we introduced a family of 400G pluggable products that were designed to further extend the adoption of pluggable coherent interfaces in industry standard form factors by supporting the same high-density form factors that are used for client optics inside data centers at a transmission capacity of 400 Gbps. Furthermore, by providing an integrated solution that incorporates digital signal processing and optical functionality required to process and transmit data through a high-speed optical channel, our optical interconnect products reduce the resource requirements of the network equipment manufacturers necessary to build and service equipment with high-speed optical interconnect functionality.
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
The advantages of our solution include:
•Industry-leading speed, density and power consumption.    We believe that our coherent DSP ASICs, silicon PICs and 100 to 1,200 Gbps optical interconnect modules consume less power and have higher density than comparable optical interconnect products. Our modules perform functions that have traditionally been provided by several discrete pieces of network equipment.
•Breadth of integration.    By integrating many photonic functions into our silicon PIC and further integrating our silicon PIC in our modules, we enable simplified network equipment designs and reduce the amount of development and optical engineering our customers would otherwise do internally, thereby freeing up their engineering resources to focus on other networking functions.
•Software intelligence.    Our products incorporate software intelligence that automates tasks, such as channel provisioning, and increases manageability through a high level of software features, including increased monitoring and optimization.
•Cost-efficiency.    We are able to offer our products at attractive price points as a result of the scale and process benefits of our CMOS platforms. In addition, the performance capabilities of our products permit greater flexibility and can reduce both design cost for the network equipment manufacturer and network design and ongoing operational cost for the cloud or service provider.
•Ease of deployment.    By leveraging industry-standard interfaces, our modules enable cloud and service providers to immediately increase the speed and capacity of their networks by replacing their legacy 10 or 40 Gbps components with our 100 to 1,200 Gbps modules in their existing equipment. Our modules can also easily be deployed in next generation network equipment.
Our Competitive Strengths

Our goal is to maintain and extend our competitive advantages through rapid innovation delivering industry-leading high-speed interconnect products to our customers by focusing on the following key areas:
•Leading provider of high-speed integrated optical interconnect modules.    We believe we were the first independent vendor to introduce at commercial scale both a coherent DSP ASIC and a silicon PIC integrated into an optical interconnect module capable of transmission speeds of 100 Gbps and above. Our modules solve many of the shortcomings of existing interconnect solutions and meet the majority of a cloud or service provider’s interconnect needs in a standard and compact form factor that can be easily integrated with other network equipment. Our coherent DSP ASICs and silicon PICs enable us to offer advanced optical interconnect products with desirable features such as high density, low power and high performance.
•Track record of rapid innovation driven by advanced design methodologies.    We maximize the pace of innovation through a number of measures, including the creation of an expanding tool box of digital signal processing algorithms, ASIC implementations, CMOS-compatible optics subsystems and related intellectual property, which enable us to develop complex products at a competitive pace by reusing and expanding existing solutions. Our development, verification and test infrastructure and methodologies involve extensive automation, which increase the speed and quality of our development. Our ability to innovate at a rapid pace enables us to offer products purpose-built for different applications and based on the newest CMOS technology. We believe these design, innovation and development capabilities have enabled us, and we believe will continue to enable us, to develop and introduce state-of-the-art optical interconnect modules, coherent DSP ASICs and silicon PICs for use in applications across multiple markets, including long-haul, metro and inter-data center.
•Leveraging the strength of CMOS for photonics.    The density and cost of high-speed optical interconnect products have traditionally been determined by the photonic components. Implementing the photonic components in CMOS, and using CMOS as the platform for the integration of multiple discrete photonics functions, enables us to significantly reduce the density and cost of our optical interconnect products compared to traditional approaches, which typically rely on complex materials such as lithium niobate, which does not permit the same level of integration, and does not benefit from the ongoing advances in CMOS technology driven by the entire electronics industry.
•Proprietary software framework enables simplified configuration and deployment.    We have made substantial investments in the software components of our products, which we believe is key to increasing the performance and reducing the capital expenditures and operating expenses associated with high-speed networks. Our software framework also facilitates the integration of the many complex digital signal processing, ASIC, hardware and optical functions required in high-speed interconnect technologies and enables our customers to integrate our products easily into their existing networks. Through the use of software, we are able to configure the same product to be deployed in various network types with different needs and requirements, without the need to modify or reconfigure the network’s architecture, providing us with significant development and manufacturing efficiencies.
•Customer collaboration provides deep understanding of market needs.    We collaborate closely with network equipment manufacturers, as well as directly with many cloud and service providers, and solicit their input as they design their network equipment and as we design our next-generation products. This provides us with deep insights into the current and future needs of our customers and the market, which in turn enables us to develop and deliver products that meet customer demands and anticipate market developments.
•Strong management and engineering teams with significant industry expertise.    We have deliberately built our management and engineering teams, of which our founders remain a key part, to include personnel with extensive experience in optical systems and networking, digital signal processing, large-scale ASIC design and verification, silicon photonic integration, system software development, hardware design and high-speed electronics design. As of December 31, 2020, approximately 81% of our employees were engineers or have other technical backgrounds, and approximately 52% of our employees held a Ph.D. or other advanced degree. Each element of our solution is developed by experts in the relevant field. Our collaborative development culture encourages employees with diverse experiences and expertise to work together to create innovative solutions.
Our Strategy
Our goal is to become the leading provider of high-speed interconnect technology that underpins the world’s data and communication networks. To grow our business and achieve our mission, we are pursuing the following strategies:
•Continue to innovate and extend our technology leadership.    Our coherent DSP ASICs and silicon PICs are at the heart of our products’ abilities to deliver cost-efficient high performance. We intend to continue to invest in our technology to deliver innovative and high-performance products and to identify and solve challenging interconnect needs. We expect that our continued investments in research and development will enable us to expand and enhance the capabilities of our CMOS-based products in order to continue to develop higher-capacity and higher-density software-enabled products. In 2020, we expanded our pluggable module product group with a family of 400G pluggable modules. In particular, our 400ZR module is designed to enable inter-data center transmission capacity of 400 Gbps in the same compact pluggable form factors used for 400G client optics, including QSFP-DD and OSFP. In addition, in 2020 we introduced a family of pluggable modules that are designed to address the needs of service providers in access aggregation applications primarily at a transmission capacity of 100 Gbps. These new pluggable modules utilize new package level integration technology that we call 3D Siliconization, which offers benefits in performance, cost, reliability and low-power. We plan to continue to invest in silicon PIC innovation and its optimization with our coherent DSP ASICs in order to serve the growing demand for bandwidth.
•Increase penetration within our existing customer base.    We focus heavily on the needs of our customers and frequently innovate in partnership with them to deliver cost-effective products that meet their specific needs. As we continue to enhance and expand our product groups, and as our existing customers seek to expand and improve their network equipment technology, we believe there is potential to generate additional revenue through sales of existing and new products to these customers.
•Continue to expand customer base.    We believe there continues to be unmet need for high-speed, cost-efficient interconnect products among cloud and service providers. Historically, our sales were primarily to network equipment manufacturers that did not have internally developed coherent DSP ASICs. More recently, we have had success in marketing and selling our products to network equipment manufacturers that have internally developed their own coherent DSP ASICs. We believe that the benefits of our solution, supported by the success of existing customers as references, will drive more network equipment manufacturers to purchase their interconnect products from us. We plan to continue to acquire new customers through expanded sales and marketing and brand recognition efforts.
•Grow into adjacent markets.    We believe that growth in fiber optics-based communications is likely to accelerate, partly driven by the cost and density advantages of our CMOS solution, and that this growth, together with expansion in other markets that depend on high-speed networking capabilities, as well as adjacent markets, such as access aggregation in 5G, Multi-System Operators and Fiber to the x, and intra-data center networking, will result in demand for additional applications for our existing products, as well as non-coherent products that may leverage our silicon PIC in the future. These adjacent markets often place a greater importance on interoperability standards than traditional telecom applications. The purpose of the 400ZR project at the Optical Internetworking Forum, and parallel efforts at CableLabs and the Institute of Electrical and Electronics Engineers, or IEEE, is to address this need for interoperability and, in some cases, consider additional specifications and requirements of these adjacent market applications. We believe our ability to develop compact, pluggable, low-power optical interconnect products will create further opportunities for us to serve new types of customers, including companies that do not have sufficient optical engineering expertise to develop systems using current interconnect technologies.
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
Pluggable Modules
400G Pluggable Product Family
Our family of 400G pluggable products support transmission speeds up to 400 Gbps in QSFP-DD, OSFP and CFP2 form factors. The modules support a variety of industry interoperability modes, including 400ZR, OpenZR+, Open ROADM and CableLabs. These different standards address a variety of network applications, such as inter-data center links up to 120km and service provider metro core networks. In addition, the modules support proprietary features that can be leveraged by network operators that require higher performance. These 400G pluggable modules utilize our 3D Siliconization technology.
Service Provider Edge and Access Product Family
Our family of pluggable Service Provider Edge and Access modules are designed to address the needs of access aggregation applications in networks, such as cable and 5G. The family includes three different configurations primarily at a transmission capacity of 100 Gbps. Two of these configurations, point-to-point and DWDM, are supported in the QSFP-DD form factor. The third configuration is a bi-directional CFP2 module that can support transmit and receive functionality over a single fiber architecture. These modules leverage our 3D Siliconization technology to address these cost-sensitive applications.
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
Customers
The number of customers who have purchased and deployed our products has increased from eight in 2011 to more than 50 during 2020. We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 76% of our revenue in 2020, 81% of our revenue in 2019 and 74% of our revenue in 2018.
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
Research and Development
Our engineering group has extensive experience in optical systems and networking, digital signal processing, ASIC development and design, silicon photonic integration, system software development and high-speed electronics design. As of December 31, 2020, approximately 81% of all our employees were engineers or have other technical backgrounds, and approximately 52% of all our employees held a Ph.D. or other advanced degree. We utilize our hardware and software expertise to integrate coherent DSP ASICs and silicon PICs into high-speed interconnect products that are compatible with industry-standard form factor, interfaces and power consumption requirements. We participate in industry groups such as Open ROADM, Optical Internetworking Forum, CableLabs and IEEE to help drive the industry towards standardization that allows for the integration of our products into diverse optical systems. In addition, we offer our integration expertise to our customers to help expedite their adoption of new products.
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
As research and development is critical to our continuing success, we are committed to maintaining high levels of research and development over the long term. We incurred research and development expenses of $134.4 million, $128.7 million and $102.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of December 31, 2020, we had 99 patents granted in the United States and thirteen patents granted in foreign jurisdictions, which expire between 2027 and 2040. We also had 73 patent applications pending in the United States, and 22 pending foreign patent applications as of December 31, 2020. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
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
Trade Controls and Economic Sanctions
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
Our products and services may be subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities. For example, in April 2018, the U.S. Department of Commerce activated a denial order against ZTE and an affiliated company based on adverse findings relating to the activities covered by ZTE’s 2016 settlement with the U.S. Department of Commerce to resolve charges of export control violations by ZTE. This denial order added ZTE and the affiliate to the “Denied Persons List,” suspending U.S. export privileges of ZTE and the affiliate, prohibiting them from participating in transactions subject to U.S. Department of Commerce export control regulations, and prohibiting other businesses and individuals, including us, from certain activities in support of ZTE’s business. In June 2018, ZTE and the U.S. Department of Commerce reached a new settlement imposing additional penalties and compliance measures upon ZTE, pursuant to which the denial order was terminated and ZTE was removed from the Denied Persons List. Although this further U.S. Department of Commerce action authorized us to resume sales to and related activities involving ZTE, the U.S. Congress or U.S. regulatory authorities may take future legislative or regulatory action that may materially interfere with our ability to make sales to ZTE or others of our customers, particularly in China. In May 2019, the U.S. Department of Commerce designated Huawei Technologies Co. Ltd., or Huawei, and numerous affiliated companies on its “Entity List” upon finding reasonable cause to believe that the companies have been involved in activities contrary to the national security or foreign policy interests of the United States. This designation imposed new requirements for export licenses for exports, reexports, and in-country transfers of any items or technologies subject to the U.S. export control regulations, and requests for licenses are reviewed with a presumption of denial. U.S. regulators have imposed additional measures to restrict access to U.S. products and technologies by countries such as China and specific companies, such as Huawei, determined by the U.S. government to be involved in activities contrary to the national security or foreign policy interests of the United States. Such measures include extending the extraterritorial reach of U.S. restrictions by reducing the thresholds for applying U.S. regulations to non-U.S.-made items incorporating or derived from certain U.S. parts, components, software or technologies. U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks. Even without such legislative or regulatory action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. Different countries may implement their own export control regulatory systems, which can affect the flow of parts, components, finished products, and related technologies throughout the supply chain to and from suppliers, manufacturers, distributors and customers. In 2019, China published a proposed new comprehensive export control law that would, if adopted, create a system through which China may selectively restrict exports of products and technologies from China, perhaps in response to regulatory actions affecting China that may be imposed by adversary trading partners, such as the United States.
In addition, various countries regulate imports of certain products, through permitting, licensing and transaction review procedures, and may enact laws that could limit our ability to produce or distribute our products or the ability of our customers to produce or distribute the products into which our products are incorporated. The exportation, re-exportation, transfers within foreign countries, and importation of our products and the parts, components and technologies necessary to manufacture our products, including by our partners, must comply with these laws and regulations. Among these regulations are rules in the United States and other countries that prohibit companies such as Huawei and ZTE from supplying products and services for national 5G telecommunications networks. Pursuant to an executive order issued in May 2019, the U.S. government is developing a new regulatory mechanism through which it may review and potentially block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. In addition, U.S. government procurement supply chain risk management regulations prohibit U.S. government agencies from directly or indirectly contracting to obtain certain telecommunications and video surveillance equipment, systems or services, produced or performed by certain designated Chinese companies, prohibits recipients of U.S. government grants and loans from using those funds for obtaining such equipment, systems or services, and further prohibits U.S. government agencies from contracting with entities that use the targeted equipment, systems or services in their businesses, even if such use is unrelated to any U.S. government work.
In response to restrictions targeting Chinese providers of equipment and services, the Chinese government has implemented so-called blocking rules under which companies could be liable under Chinese law for taking steps, such as refusing to sell to certain Chinese customers, to comply with U.S. restrictions. It remains unclear how these blocking rules might be applied to businesses in China that are subsidiaries of U.S. companies, and thus, potentially unable to simultaneously comply with both U.S. sanctions and Chinese blocking rules.
Anti-Corruption Laws
We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery and anti-kickback laws and regulations in other places where we do business. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to governmental, political and certain international organization officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Data Protection Regulations
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
Environmental, Health and Safety Laws
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
Tax Regulations
We are required to comply with tax laws and regulations in each of the states and countries where we maintain offices or conduct business. These laws and regulations are complex, and we engage service providers and consultants to assist with, and ensure compliance to, tax laws and regulations. We expect to continue to incur costs to comply with existing tax laws and regulations, and future regulatory requirements relating to tax could cause us to incur additional substantial expenses.
Human Capital
As of December 31, 2020, we had 458 full-time employees in our global diverse workforce, consisting of 242 in research and development, 108 in operations, which includes manufacturing, supply chain, quality control and assurance, 111 in executive, sales, general and administrative, and three part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good and we believe a diverse workforce population and perspective provides us with the most innovative and customer-oriented workforce.
History, Mission, Culture and Values
Our History - Founded in 2009 as a Boston technology company start-up, our journey began with our founders and a handful of employees implementing optical interconnect technology in a silicon-based platform, a process we refer to as the siliconization of optical interconnect. Through the siliconization of optical interconnect, we believe we are leading a disruption in coherent interconnect technologies that is analogous to the computing industry’s integration of multiple functions into a microprocessor.
Our Mission - Our mission is to deliver high-speed coherent optical interconnect products that transform communications networks, relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs.
Our Culture and Values – Our employees are focused on innovation, teamwork and customer orientation. We foster an environment where diverse perspectives from all over the world are able to work together to innovate and solve customer and market technology needs.
Total Rewards
We offer competitive salaries, incentives and benefits. We have a strong pay for performance culture. We benchmark and adjust our total rewards annually to ensure our compensation and benefit programs remain competitive with our peers.

Our Corporate Information
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

Item 1A.Risk Factors
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
We expended significant management time and resources to complete the Merger, and will continue to expend, significant management time and resources in an effort to complete the integration of our business into Cisco now that the Merger has been consummated. These efforts may have a negative impact on our ongoing business. The Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The Merger may also result in negative publicity, and it has led to, and may result in additional, litigation against us and our directors and officers or former directors and officers. Such litigation is distracting to management and has required, and may in the future require, us to incur significant costs. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
Risks Related to Our Business and Industry
The extent to which the novel coronavirus SARS-CoV-2, referred to as the COVID-19 pandemic, or COVID-19, has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers, is uncertain.
The global spread of the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19, has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns and has created significant uncertainty and economic disruption, both near-term and potentially long-term. The COVID-19 pandemic has caused us to modify our business practices to include company-wide travel and visitor restrictions, work-from-home policies, social distancing and various other recommended preventive measures, including additional cleaning and disinfection procedures within our facilities, daily self-health assessments or, where required by local law, onsite health screening and temperature taking, support for local contact tracing efforts, and the required use of face masks or cloth face coverings when onsite at our facilities. As additional information about COVID-19 and how it is transmitted becomes available, we may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. These modifications have affected the way we conduct our product development, validation and qualification, customer sales and support services, including onsite support, and other activities, which could have an adverse effect on our business, results of operations and financial condition. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our operations and financial results, the extent to which the COVID-19 pandemic could affect our business, results of operations and financial condition in the future is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; the availability of reliable and effective testing, vaccines or other therapies; and the effect of the pandemic on short- and long-term general economic conditions. We have and may continue to experience short- or long-term constrained supply or volatility in customer demand, which could materially and adversely affect our business, results of operations and financial condition in future periods. In addition, several of our customers, contract manufacturers, suppliers and other business partners have experienced and are continuing to experience similar challenges and any adverse impact or disruption to their businesses, results of operations and financial condition could have a downstream adverse impact to ours. For example, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. There is a significant degree of uncertainty and lack of visibility as to the impact, extent and duration of the COVID-19 pandemic, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. As a result, it is difficult to predict the nature and extent to which the COVID-19 pandemic and responsive measures related thereto will impact our business, results of operations and financial condition, or the business and financial condition of our customers and suppliers.
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our five largest customers, which differed by period, collectively accounted for 76% of our revenue in 2020, 81% of our revenue in 2019 and 74% of our revenue in 2018. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or any acceleration or delay in anticipated product purchases, including as a result of COVID-19 related disruptions in the operations and supply chains of our customers, or the acceptance of shipped products by our larger customers or any government-mandated inability to sell to any of our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers may also reduce or discontinue their purchases of our products in the event they transition to internally developed products or determine to divide their purchases of our products between us and a second source, including to mitigate actual or perceived supply chain risks related to COVID-19. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. For example, one of our larger customers made significant purchases in the first and second quarters of 2019 and had reduced orders in the third quarter of 2019 before returning to a higher level of purchasing in the fourth quarter of 2019. We have experienced similar unevenness in purchases by our larger customers in prior years. Further, the markets our customers sell into may experience slower deployment than anticipated or these customers may lose market share with their end customers. In addition, we have seen, and may in the future see consolidation of our customer base which could result in loss of customers, reduced purchases or may increase the concentration of our customer purchases. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
•our ability to provide onsite support to our customers in connection with the integration of our products into their product offerings, as well as the ramp and deployment of such product offerings, which has been made more challenging by COVID-19 related travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders that may remain in place for an extended period of time;
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
We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors have in the past and in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, increase our warranty costs and related returns which would negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. For example, in May 2017, we announced a quality issue at one of our contract manufacturers, which we refer to as the Quality Issue, that affected a portion of the units manufactured by that contract manufacturer over approximately four months and negatively impacted our product performance. This resulted in a charge to the cost of revenue in our consolidated statement of operations during the second quarter of 2017.
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including deficiencies in our components and components provided by our suppliers and failures in software protocols or defective component batches, regardless of source, resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds or extend warranty terms for such defective products. Such remediation could have a material effect on our business, financial condition, results of operations and prospects.
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
If we fail to accurately predict and interpret market requirements or market demand for our new products, our business and growth prospects will be harmed. If high-speed networks are deployed to a lesser extent or more slowly than we currently anticipate, including as a result of market uncertainty and changes to network deployment schedules as a result of COVID-19, we may not realize anticipated benefits from our investments in research and development. For example, between 2017 and 2019 our industry experienced a slowdown in the rate of new network deployments in the China long-haul and metro network markets, which, when combined with weakening prices and excess inventory, resulted in a corresponding slowdown in the order rate of certain of our China-based customers. Although these order rates began to improve in 2019, the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our China-based customers and further disrupt the timing and scope of their network deployment schedules. The combined impact of governmental policy, the cyclical nature of a major market and uncertainties around COVID-19 impacts has made it difficult to predict demand from Chinese customers. As a result, our business, competitive position, market share and operating results have experienced, and may continue to experience, pressure.
As demand for our products in one market grows, demand in another market may decrease. For example, if we sell our products directly to content providers in addition to network equipment manufacturers, our sales to network equipment manufacturers may decrease due to reduced demand from their customers or due to dissatisfaction by network equipment manufacturers with this change in our business model. Further, the inter-data center market is subject to upgrade cycles and volatility driven by changing priorities, which may be exacerbated by the ongoing COVID-19 pandemic. In addition, even in the event of expansion in our markets, we may not experience a corresponding increase in demand for our products or competition may drive pricing pressure. Any reduction in demand in one market that is not offset by an increase in demand in another market could adversely affect our market share or results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy. For example, a slowdown in the economies of, or adverse changes in economic conditions in, one or more of the countries in which we operate as a result of the ongoing COVID-19 pandemic could adversely affect demand for our products, change the mix of products we sell to a mix with a lower average gross margin, adversely affect our net sales, cause customers or other business partners to delay or fail to make payments owed to us, result in slower inventory turnover, adversely impact the rate of return on our investments or otherwise materially adversely affect our business, financial condition, stock price and results of operations. Further, a prolonged COVID-19 pandemic could result in the imposition of additional quarantines or closures of office spaces or manufacturing facilities, travel and transportation restrictions and/or import and export restrictions after the various responsive measures that are currently in place are lifted, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. Although these economic factors did not have a material effect on our operations during the year ended December 31, 2020, they may materially affect our operations in the future. In addition, even where certain economic factors have not or do not adversely affect our operations, such economic factors may adversely affect the operations of our customers, contract manufacturers, suppliers and other business partners. The extent and duration of such economic impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the availability of reliable and effective testing, vaccines or other therapies and the impact of these and other factors on our operations and the global economy.
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
Since January 1, 2013, we have shipped our products to customers located in 24 foreign countries. In 2020, 2019 and 2018, we derived 83%, 85% and 83%, respectively, of our revenue from sales to customers with ship-to locations outside the United States. A significant portion of our international sales are made to customers with ship-to locations in China. In 2020, 2019 and 2018, we derived 23%, 34% and 29%, respectively, of our revenue from sales to customers with ship-to locations in China. We also work with manufacturing facilities outside of the United States. We have expanded, and in the future may further expand, our international operations to locate additional functions related to the development, manufacturing and sale of our products outside of the United States. Our international operations are subject to inherent risks, and our results of operations could be adversely affected by a variety of factors, many of which are beyond our control, including:
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
The U.S. Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, made far-ranging changes to the corporate tax system that previously existed and established a quasi-territorial system for taxing foreign-source income of multinational corporations. It is not known what specific additional measures might be proposed or how they would be implemented or enforced, or what effect other Congressional action may have on other companies’ or our business practices. Further, pending or new legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, may be enacted.
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
The prior U.S. Administration made and the current U.S. Administration may make significant changes to U.S. trade policy, including new or increased tariffs on a broad range of goods imported into the United States, particularly from China, with additional tariffs and other actions still under consideration. Since we rely primarily upon non-U.S. manufacturers to make our products, such actions, whether adopted or threatened, and the perceived negative effect of such actions, could have a disproportionate impact on us and make our products more expensive and less competitive in domestic markets. Further, the changes in U.S. trade policy made by the prior U.S. Administration have triggered, and any changes in U.S. trade policy made by the current U.S. Administration may trigger, retaliatory protectionist actions by affected countries, the continuation or expansion of which could restrict our ability to do business in or with affected countries or could prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices and reduced demand for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, impose additional or increased tariffs on imports of U.S. goods, require Chinese companies to use more local suppliers, compel companies that do business in China to partner with local companies, impose regulatory restrictions on items made by contract manufacturers and other suppliers in China, or provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. In addition, foreign governments may pursue internal programs and policies to develop domestic technologies that reduce foreign customers’ demand for our products. For example, China’s Made in China 2025 program aims to build industries in numerous technological sectors, including 5G mobile communications, among others. As a result, risk of doing business in China is likely to increase, if it has not already, including the risk of theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in China. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products through increased costs and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations. Moreover, escalating and retaliatory tariffs or other protectionist measures among the U.S. and other countries may depress the overall economic condition of countries in which our customers are located, such as China, which could harm our business.
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
Even without such action, we would be prohibited from exporting items subject to U.S. export regulations to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with any item subject to U.S. regulation. In addition, our suppliers may restrict our rights to use their components in products destined for end users or end uses that present heightened regulatory or reputational risks, and some customers may decline to purchase our products that contain parts or components from, or that were manufactured by, suppliers and service providers that present heightened regulatory or reputational risks. The loss or temporary loss of customers as a result of such future regulatory or supply chain limitations could materially harm our business, financial condition, results of operations and prospects. Further, our association with such customers could subject us to actual or perceived reputational harm among current or prospective investors in our common stock, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors in our common stock, suppliers or customers, which could harm our business, financial condition, results of operations or prospects.We may suspend our business with ZTE or other customers, suppliers or partners, if we conclude or are notified by the U.S. Department of Commerce that such business presents an unacceptable risk of noncompliance with U.S. regulations, if new licensing requirements or other regulatory restrictions are imposed on such business, or if we determine that continued business with such customers, suppliers or partners is not feasible or desirable.
In addition, various countries regulate imports and exports of certain products, through permitting and licensing requirements, and have enacted laws that could limit our ability to produce and distribute our products. Exports, re-exports, transfers within foreign countries and imports of our products, including by our partners, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations, penalties and/or a denial or curtailment of our ability to export our products. Complying with import, export and sanctions laws for a particular sale may be time consuming, may increase our costs and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws and regulations, if we are found to be in violation of sanctions or export control laws, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may affect whether it feasible and profitable for us to manufacture our products in and distribute our products from countries that impose regulatory restrictions on the movement of our parts, components, finished products, and related technologies. For example, in December 2019, China published a new, comprehensive export control law to create a system through which China may selectively restrict exports of products and technologies from China, perhaps in response to regulatory actions affecting China that may be imposed by adversary trading partners such as the United States. Such regulatory changes may also delay the introduction and sale of our products in international markets, cause us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, any of which could adversely affect our business, financial condition and operating results.
New regulations in the United States and other countries that purport to protect national telecommunications systems and infrastructure may reduce the global demand for products and services provided by certain of our customers in the U.S. and elsewhere. Such actions may, in turn, reduce the demand for our products. In particular, the U.S. government is pressing foreign governments to ban or severely restrict the use of Huawei equipment and services in national 5G network infrastructure. While many countries continue to allow Huawei technologies in 5G network infrastructure, such restrictions have been implemented in several countries, including the United States, the United Kingdom, Australia, Japan and New Zealand, and other countries have not yet decided.
In addition, in June 2020, the U.S. Federal Communications Commission, or FCC, designated ZTE and Huawei as national security threats and prohibited money from the FCC’s Universal Service Fund from being used to purchase, obtain, maintain, improve, modify or otherwise support any equipment or services produced or provided by ZTE or Huawei.
Pursuant to an executive order issued in May 2019 and extended in May 2020, the U.S. government is developing a new regulatory mechanism through which it may review and potentially block imports into the United States of certain information and communications products and services designed, developed, manufactured, or supplied by entities owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons.
A similar type of supply chain risk regulation has already been imposed in U.S. government contracting regulations, which were revised in August 2019 to prohibit U.S. government agencies from directly or indirectly procuring, or obtaining, or extending or renewing contracts to procure or obtain, certain equipment, systems or services that include, as a substantial or essential component or critical technology, certain equipment or services produced or provided by Huawei or ZTE, or their subsidiaries or affiliates, or, with respect to certain video surveillance and telecommunications equipment or services, produced or performed by Hytera Communications Corporation, Hangzhou Hikvision Digital Technology Company, or Dahua Technology Company, or their subsidiaries or affiliates. These restrictions may be extended to target additional suppliers. A further rule effective in August 2020 extended these restrictions to prohibit the award, extension or renewal of U.S. government contracts to entities that use the restricted equipment or services, even if such use is unrelated to any U.S. government contract. In addition, recipients of U.S. government grant or loan funding are prohibited from using such funding for acquiring the restricted equipment or services, or equipment, systems or services that use them. U.S. regulators are reportedly considering additional measures that could be used to remove companies such as ZTE and Huawei from the supply chains of U.S. companies.
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
Further, our third-party contract manufacturers, foundries and other service providers have significant manufacturing operations in China, Singapore, Taiwan, Thailand and the United States, and each of these countries has been affected by the COVID-19 pandemic and have taken and continue to take measures to try to contain it. These measures have in some instances resulted in temporary shutdowns, reduction in capacity utilization and disruption in the movement of components and products through our supply chain. In addition, certain of our third-party contract manufacturers, foundries and other service providers have been and will be disrupted by worker absenteeism, quarantines and travel and health-related restrictions that impact the ability of their facilities to operate at full capacity. While we are staying in close communication with these business partners and acting to mitigate the impact of this dynamic and evolving situation, the duration, nature and extent of the effect of the COVID-19 pandemic on our supply chain is not determinable and depends on future developments, which are highly uncertain and cannot be predicted.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Our product demand forecasts are based on multiple assumptions, each of which may introduce error into our estimates. In the event we overestimate customer demand or if our customers overstate their demand for our products to us in an attempt to mitigate potential future COVID-19 related supply shortages, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity or critical components are unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.
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
Our revenue growth rate in prior periods is not likely to be indicative of our future growth or performance. During the years ended December 31, 2020, 2019 and 2016, we experienced revenue growth rates of 26%, 37% and 100%, respectively, as compared to the immediately preceding year. Conversely, during the years ended December 31, 2018 and 2017 our revenue declined 12% and 19% respectively, as compared to the immediately preceding year. The revenue growth rates we experienced in the years ended December 31, 2020, 2019 and 2016 are not likely to be repeated in future periods. Our revenue for any prior annual or quarterly period should not be relied upon as any indication of our future revenue or revenue growth. In addition, the ongoing COVID-19 pandemic has adversely affected and may in the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our products. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
In addition, we have also been forced to expend significant resources in the defense of the matters brought against us as described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K and Litigation Contingency within Note 13, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K, and we may need to continue to do so in the future. Class action, derivative lawsuits and other securities or other litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputation, financial condition and results of operations.
Our business and operating results may be adversely affected by natural disasters, major public health issues, including the ongoing COVID-19 pandemic, or other catastrophic events beyond our control.
Our internal manufacturing headquarters and new product introduction labs, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risks associated with natural disasters, such as earthquakes, fires, tsunami, typhoons, volcanic activity, floods and major public health issues, including pandemics, as well as other events beyond our control such as power loss, facilities structural damage, telecommunications failures, system failures or Internet failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts or terrorist attacks overseas. The majority of our semiconductor products are currently fabricated and assembled in China, Japan, Malaysia, Philippines, Singapore, Taiwan and the United States. The majority of the internal and outsourced assembly and test facilities we utilize or plan to utilize are located in China, Taiwan and Thailand, countries that have been affected by the COVID-19 pandemic and have taken and continue to take measures to try and contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on the ability of our employees to travel to and access these facilities or on our support operations, or similar limitations imposed on our assembly and fabrication partners, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations. Additionally, some of our internal design, assembly and test facilities are located in California (design only), New Jersey and Massachusetts, regions with significant community spread of COVID-19 and a history of severe weather activity and, in the case of California, above average seismic activity and wildfires. Further, our research and development personnel are concentrated primarily in our headquarters in Maynard, Massachusetts and in our research center in Holmdel, New Jersey. Any catastrophic loss or significant disruption or damage to any of these facilities or to any facilities that we use in the future would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. For example, as a result of the extension of the lunar new year holidays in China due to the COVID-19 pandemic, shipments of certain supplies and components used by our contract manufacturers in the manufacture of our products and the operations of our contract manufacturers and other suppliers were disrupted, which resulted in delayed shipment of certain of our products to our customers during the first quarter of 2020. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
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
We cannot provide assurance that these tax benefits and operational efficiencies will continue into future periods. Our efforts in connection with this corporate restructuring have required and will continue to require us to incur expenses for which we may not realize related benefits. If any of the tax benefits are challenged by the applicable taxing authorities upon audit or if there are adverse changes in domestic or international tax laws, including any legislation enacted in pursuance of the Base Erosion and Profit Shifting Initiative, described below, our results of operations may be negatively affected. In addition, if we do not operate our business in a manner that is consistent with this corporate restructuring or any applicable tax laws, we may fail to achieve the financial, operational and effective tax rate efficiencies that we anticipate and our results of operations may be negatively affected. Our tax structure and intercompany relationships are subject to change now that the Merger has been consummated.
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
We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. This could result in additional tax liabilities or other adjustments to our historical results. Our tax structure and intercompany relationships are subject to change now that the Merger has been consummated.
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
Furthermore, our provision for income tax could increase as we further expand our international operations, adopt new products or undertake intercompany transactions in light of acquisitions, changing tax laws, expiring rulings and our current and anticipated business and operational requirements. Our tax structure and income tax liabilities are subject to change now that the Merger has been consummated.
Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.
As of December 31, 2020, we had net operating loss carryforward amounts, or NOLs, of approximately $1.3 million and $140.2 million for U.S. federal and state income tax purposes, respectively, and research and development and other credit carryforward amounts of approximately $21.0 million, $27.1 million and $1.9 million for U.S. federal, state and foreign income tax purposes, respectively. The state net operating loss carryforwards and portions of the federal net operating loss carryforward will expire at various dates beginning in 2029 through 2040. Federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. The federal and state tax credit carryforwards will expire at various dates beginning in 2020 through 2040 and $0.6 million of such carryforwards will expire between 2020 and 2023 if not used. Utilization of these net operating loss and tax credit carryforward amounts could be subject to a substantial annual limitation if ownership changes under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering, or IPO, a follow-on offering in 2016, and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory and legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state generally cannot be used to offset income generated in another state. For these reasons, we may be limited in our ability to fully utilize the tax benefit from the use of our NOLs, even if our profitability would otherwise allow for it. Our tax NOLs and carryforwards are subject to change now that the Merger has been consummated.
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
Other legislative and regulatory proposals, including proposed and enacted tax legislation and administrative guidance in response to the COVID-19 pandemic, as well as case law, may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect. Although we monitor these developments, due to the unpredictability and interdependency of these potential changes, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. For example, we have monitored the litigation in Altera Corp v. Commissioner, ultimately concluding that no adjustment is necessary, as described in Note 14, Income Taxes, of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations. Our tax structure and intercompany relationships are subject to change now that the Merger has been consummated.
We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
Credit ratings and pricing of our domestic and international investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Further, the COVID-19 pandemic has from time to time caused significant disruptions in the financial markets, and may continue to cause such disruptions, which has adversely impacted, and could continue to adversely impact the return from our portfolio of cash equivalents and marketable securities. Ongoing and future fluctuations in credit ratings and market values could result in significant realized losses in our investment portfolio.
Our stock price has been volatile and investors in our common stock may be unable to sell their shares at or above the price at which they were purchased.
The trading prices of the securities of technology companies, including technology companies in the industry in which we operate, have been highly volatile. Some of the factors that may have caused the market price of our common stock to fluctuate include:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market price and trading volume of comparable companies, in particular optical industry peer companies;
•actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts covering our industry or issuing market projection reports;
•announcements regarding the Merger;
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action and shareholder derivative litigation has often been brought against that company. Class action and derivative litigation has been initiated against us and certain of our executive officers and directors in the past and we may become the target of additional securities litigation in the future. Class action, derivative lawsuits and other securities litigation, whether successful or not, could result in substantial costs, damage, indemnification or settlement awards and divert management’s attention and resources from running our business, which could materially harm our reputations, financial condition and results of operations.
Our quarterly operating results or other operating metrics have fluctuated significantly, and they are likely to continue to do so.
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
•the Merger;

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
Item 1B.Unresolved Staff Comments

None.
Item 2.Properties
Our corporate headquarters are located in Maynard, Massachusetts, where we occupy approximately 121,000 square feet pursuant to a lease expiring in February 2025. We also occupy approximately 48,000 square feet at our research center in Holmdel, New Jersey, pursuant to a lease expiring in December 2023, and lease office space in various other domestic and international locations. Refer to Note 9, Leases, of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information about our leases. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3.Legal Proceedings
Litigation Related to the Original Merger Agreement
On January 8, 2021, Parent commenced litigation against us in the Court of Chancery of the State of Delaware, or the Court of Chancery. The lawsuit, captioned Cisco Systems, Inc. v. Acacia Communications, Inc., Civil Action No. 2021-0018-JTL, sought, among other things, a temporary restraining order to enjoin us from terminating the Original Merger Agreement, a declaratory judgment that all necessary conditions to closing were satisfied and that our notice of termination of the Original Merger Agreement was invalid, and an order requiring us to specifically perform its obligations under the Original Merger Agreement and close the Merger as soon as practicable.
Later on January 8, 2021, the Court of Chancery granted Parent’s motion for a temporary restraining order. In addition, the Court of Chancery granted Parent’s motion for expedited proceedings for consideration of Parent’s claims. Pursuant to the temporary restraining order, we continued to be bound by the terms of the Original Merger Agreement until further order of the Court of Chancery or as otherwise agreed by the parties.
On January 11, 2021, we filed our answer and affirmative defenses in response to the complaint filed by Parent and simultaneously filed a counterclaim against Parent seeking a declaration that we validly terminated the Original Merger Agreement pursuant to the terms thereof.
On January 14, 2021, in connection with the execution of the Amended and Restated Merger Agreement, we and Parent jointly requested that the Court of Chancery lift the temporary restraining order and dismiss with prejudice the litigation pending between the parties in that court. Later that same day, the Court of Chancery entered an order vacating the temporary restraining order and dismissing the parties’ respective claims with prejudice, with each party bearing its own costs.
ViaSat Litigation
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

In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019 and the jury returned a verdict on July 17, 2019. The jury found against us for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated our trade secrets. The jury awarded damages of $49.3 million to ViaSat for our breaches of contract, and $1 to ViaSat for our trade secret misappropriation claim. The jury awarded $1 to us for ViaSat’s misappropriation of trade secrets and awarded no damages to us for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that we pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. We filed post-trial motions for entry of judgment in our favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment, or the December 2019 Judgment, against us in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, we filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and we filed our opening appellate brief on August 19, 2020. ViaSat filed its combined response brief in our appeal and opening brief in its cross-appeal on January 13, 2021. Our combined reply brief in our appeal and response brief in ViaSat’s cross-appeal is currently due April 2, 2021. As of December 31, 2020, we have accrued a total of $28.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to our ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, we are not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.

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

On July 28, 2017, we filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to our action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020. On July 6, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including December 4, 2020. On December 7, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including March 31, 2021.
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
Item 4.Mine Safety Disclosures

Not applicable.

PART II
Item 5.Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since May 13, 2016, our common stock has been listed on The Nasdaq Global Select Market under the symbol “ACIA.” Following the closing of the Merger on March 1, 2021, we notified Nasdaq that the Merger had been completed and requested that trading of our common stock on The Nasdaq Global Select Market be suspended. We further requested that an application on Form 25 be filed by Nasdaq with the SEC to remove our common stock from listing on The Nasdaq Global Select Market and deregister our common stock under Section 12(b) of the Exchange Act. We intend to file a Form 15 with the SEC to terminate registration of our common stock under Section 12(g) of the Exchange Act and suspend reporting obligations relating to our common stock under Section 15(d) of the Exchange Act.
Holders
Following the consummation of the Merger and as of the close of business on March 1, 2021, Parent was the only holder of record of our common stock.
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
The following graph compares the cumulative total return to stockholders for our common shares for the period from May 13, 2016 (the date our common stock began trading on The Nasdaq Global Select Market) through December 31, 2020 with the Nasdaq Composite Index and the market sector Nasdaq Telecommunications Index. The comparison assumes an investment of $100 is made on May 13, 2016 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Acacia Communications, Inc.
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
05/13/2016
06/30/2016
09/30/2016
12/31/2016
03/31/2017
06/30/2017
09/30/2017
12/31/2017
03/31/2018
06/30/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
Acacia Communications, Inc.
Nasdaq Composite
Nasdaq Telecom

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.

Item 6.Selected Financial Data
The consolidated income statement data for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data for the years ended December 31, 2017 and 2016 and the selected balance sheet data as of December 31, 2018, 2017 and 2016 has been derived from our audited financial statements not appearing in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Income Statement Data:
Revenue	$583,451	$464,663	$339,891	$385,166	$478,412
Cost of revenue(1)	299,351	243,981	192,771	217,326	257,425
Gross profit	284,100	220,682	147,120	167,840	220,987
Operating expenses:
Research and development(1)	134,398	128,700	102,406	92,027	75,696
Sales, general and administrative(1)	60,386	80,581	51,864	38,807	27,676
(Gain) loss on disposal of property and equipment	—	—	—	(47)	25
Total operating expenses	194,784	209,281	154,270	130,787	103,397
Income (loss) from operations	89,316	11,401	(7,150)	37,053	117,590
Total other income (expense), net	5,527	10,240	6,746	3,250	(2,969)
Income (loss) before provision (benefit) for income taxes	94,843	21,641	(404)	40,303	114,621
Provision (benefit) for income taxes	4,452	(11,198)	(5,320)	1,795	(16,956)
Net income	$90,391	$32,839	$4,916	$38,508	$131,577
Net income per share attributable to common stockholders:
Basic	$2.16	$0.80	$0.12	$0.99	$3.77
Diluted	$2.09	$0.77	$0.12	$0.92	$3.22

(1)Stock-based compensation included in the consolidated income statement data above was as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$2,089	$2,047	$2,075	$1,993	$1,629
Research and development	21,499	21,383	17,564	14,150	12,347
Sales, general and administrative	10,075	11,723	9,975	7,230	6,769
Total stock-based compensation	$33,663	$35,153	$29,614	$23,373	$20,745

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$121,685	$36,617	$60,444	$67,495	$206,402
Marketable securities	469,076	434,761	339,424	297,115	104,004
Working capital	454,817	368,912	370,445	361,621	381,707
Total assets	861,764	721,415	601,859	611,250	516,936
Total liabilities	157,948	142,992	99,132	109,200	82,141
Total stockholders' equity	703,816	578,423	502,727	502,050	434,795

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors” under Part I, Item IA above.
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

Merger with Cisco Systems
On July 8, 2019, we entered into an Agreement and Plan of Merger, or the Original Merger Agreement, with Cisco Systems, Inc., a California corporation, or Parent, and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, or Merger Sub. On January 14, 2021, we entered into an Amended and Restated Agreement and Plan of Merger, or the Amended and Restated Merger Agreement, with Parent and Merger Sub, which amended and restated the Original Merger Agreement in its entirety.
The Amended and Restated Merger Agreement provided, subject to its terms and conditions, for our acquisition by Parent at a price of $115.00 per share of our common stock, $0.0001 par value per share, each a Share, in cash, without interest and subject to deduction for any required withholding tax, or the Merger. The Company’s Board of Directors unanimously approved the Merger and the Amended and Restated Merger Agreement and recommended that stockholders adopt the Amended and Restated Merger Agreement.
The Merger was completed on March 1, 2021, following approval of the Amended and Restated Merger Agreement by our stockholders at our special meeting of stockholders. As a result of the completion of the Merger, we became a wholly owned subsidiary of Parent and are no longer a publicly held corporation, our common stock will be delisted from The Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer are required to file periodic reports with the SEC. See Part I, Item 1, “Merger with Cisco Systems” in this Annual Report on form 10-K for additional discussion of the Merger.

We recorded $2.4 million and $7.6 million of acquisition-related costs during the years ended December 31, 2020 and 2019, respectively, in sales, general and administrative expense within our consolidated statements of operations.

Impact of COVID-19
Our global operations expose us to risks associated with public health crises, epidemics and pandemics, such as the novel coronavirus, severe acute respiratory syndrome coronavirus 2, SARS-CoV-2, and the coronavirus disease, COVID-19. We cannot at this time predict the impact that the COVID-19 pandemic will have on our financial condition and operations, although we are continuing to monitor our supply chain and customer demand for COVID-19 related changes. In this time of uncertainty, we are staying in close communication with our customers and other business partners and have taken steps to mitigate the impact of the COVID-19 pandemic on our operations and financial results. In addition, in response to the COVID-19 pandemic, we have modified our business practices to include company-wide travel and visitor restrictions, work-

from-home policies, social distancing and various other recommended preventive measures, including additional cleaning and disinfection procedures within our facilities, daily self-health assessments or, where required by local law, onsite health screening and temperature taking, support for local contact tracing efforts, and the required use of face masks or cloth face coverings when onsite at our facilities. As additional information about COVID-19 and how it is transmitted becomes available, we may implement further measures that we determine are in the best interests of our employees, customers, partners, vendors and suppliers, or that are required or recommended by federal, state or local authorities.

While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the year ended December 31, 2020, the extent to which the COVID-19 pandemic could impact our results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, we are unable to predict with any confidence the likely impact of COVID-19 on our future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
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
Customer Concentration.  Our five largest customers, which differed by period, collectively accounted for 76% of our revenue in 2020, 81% of our revenue in 2019 and 74% of our revenue in 2018. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, annual and semi-annual pricing reductions and pricing discounts to large volume customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales and the mix of products sold to large volume customers.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, sales of more highly integrated products, target end markets for our products, pricing due to competitive pressure and favorable and unfavorable changes in production costs, including global demand for electronic components used in our products. As some products mature and unit volumes increase, the average selling prices of those products may decline. These declines often coincide with improvements in manufacturing yields and lower wafer, component, assembly and test costs, which lower production costs and may offset some of the margin reduction that results from lower selling prices. We anticipate that our newer modules, which integrate our silicon PIC, will contribute higher gross profit over time than some of our older products, because the integration of our silicon PIC into these products eliminates the need for us to purchase several high-cost discrete components for the same level of functionality, thus improving margins on these products. In addition, we have shifted the manufacturing of our products to contract manufacturers located in lower-cost regions, which generally decreases the cost of the manufacturing of these products and correspondingly improves margins. However, the prior U.S. Administration made, and the current U.S. Administration may make, significant changes to U.S. trade policy, including the revision, renegotiation, or termination of various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and the imposition of new taxes on certain goods imported into the United States or other adverse consequences on companies importing certain goods into the United States. Since we rely primarily upon non-U.S.

manufacturers to make our products, such steps could make our products more expensive and less competitive in the U.S. market. These changes could significantly increase our cost of manufacturing our products and decrease our margins. There can be no assurance that pending or future legislation or executive action in the United States will not be enacted. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—Changes in U.S. trade policies could disrupt global supply, manufacturing and customer relationships, which may materially increase costs of components contained in our products, increase our manufacturing costs and make our products more expensive or unavailable in foreign markets” for further information.
Although we primarily procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor and component costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass resulting costs on to us, which could have a material effect on our future average unit costs. Our gross profit may fluctuate from period to period as a result of changes in average selling prices related to new product introductions, existing product transitions into larger scale commercial volumes, maturity of a product within its life cycle, the effect of prototype and sample sales and the resulting mix of modules or semiconductors within our product groups. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar.
Operating Expenses
We classify our operating expenses as research and development and sales, general and administrative expenses.
•Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities incurred directly, and with support from, external vendors, such as outsourced research and development costs, as well as costs for prototypes, depreciation, purchased intellectual property, facilities and travel. In future periods, we may hedge certain significant outsourced research and development transactions denominated in currencies other than the U.S. dollar. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and new technologies, including with respect to increased performance and smaller industry-standard form factors.
•Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing, customer service, technical support, and general and administrative activities, as well as the costs of legal and other professional service expenses, trade shows, marketing programs, promotional materials, bad debt expense, facilities, general liability insurance and travel. In the years ended December 31, 2020 and 2019, this also included acquisition-related costs related to the Merger. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars primarily due to our continued efforts to expand our business.
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
Provision (Benefit) for Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws and interpretations of those laws. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the IRS and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision (benefit) for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K under the heading “Risks Related to our Business and Industry—The final determination of our income tax liability may be materially different from our income tax provision” for further information.
Results of Operations

The following tables set forth the components of our consolidated income statements for each of the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Income Statement Data:
Revenue	$583,451	$464,663	$339,891
Cost of revenue(1)	299,351	243,981	192,771
Gross profit	284,100	220,682	147,120
Operating expenses:
Research and development(1)	134,398	128,700	102,406
Sales, general and administrative(1)	60,386	80,581	51,864
Gain on disposal of property and equipment	—	—	—
Total operating expenses	194,784	209,281	154,270
Income (loss) from operations	89,316	11,401	(7,150)
Total other income, net	5,527	10,240	6,746
Income (loss) before provision (benefit) for income taxes	94,843	21,641	(404)
Provision (benefit) for income taxes	4,452	(11,198)	(5,320)
Net income	$90,391	$32,839	$4,916

(1)Stock-based compensation included in the consolidated income statement data was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$2,089	$2,047	$2,075
Research and development	21,499	21,383	17,564
Sales, general and administrative	10,075	11,723	9,975
Total stock-based compensation	$33,663	$35,153	$29,614

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	51%	53%	57%
Gross profit	49%	47%	43%
Operating expenses:
Research and development	23%	28%	30%
Sales, general and administrative	10%	17%	15%
Gain on disposal of property and equipment	—	—	—
Total operating expenses	33%	45%	45%
Income (loss) from operations	15%	2%	(2)%
Total other income, net	1%	2%	2%
Income (loss) before provision (benefit) for income taxes	16%	5%	—%
Provision (benefit) for income taxes	1%	(2)%	(2)%
Net income	15%	7%	1%

Percentages in the table above are based on actual values. Totals may not sum due to rounding.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

Revenue by product type and the related changes during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended	As a % of	Year Ended	As a % of	Change in
	December 31, 2020	Total Revenue	December 31, 2019	Total Revenue	$	%
	(dollars in thousands)
Embedded Modules	$222,448	38%	$86,932	19%	$135,516	156%
Pluggable Modules	226,280	39%	217,620	47%	8,660	4%
Semiconductors	134,723	23%	160,111	34%	(25,388)	(16)%
Total revenue	$583,451	100%	$464,663	100%	$118,788	26%

Revenue increased by $118.8 million, or 26%, to $583.5 million in the year ended December 31, 2020 from $464.7 million in the year ended December 31, 2019. The increase was primarily due to a $135.5 million increase in sales of our embedded modules and an $8.7 million increase in sales of our pluggable modules, partially offset by a $25.4 million decrease in sales of our semiconductors. In the years ended December 31, 2020 and 2019, we derived 23% and 34%, respectively, of our revenue from sales to customers with ship-to locations in China.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$299,351	$243,981	$55,370	23%
Gross profit percentage	48.7%	47.5%

Cost of revenue increased $55.4 million, or 23%, to $299.4 million in the year ended December 31, 2020 from $244.0 million in the year ended December 31, 2019. The increase was mainly due to increased sales volumes.
Our gross profit percentage increased to 48.7% in the year ended December 31, 2020 compared to 47.5% in the year ended December 31, 2019. The increase in gross profit percentage was primarily due to the favorable impact of semi-fixed costs relative to the current period revenue volume, partially offset by an unfavorable impact of product mix.
Research and Development

	Year Ended December 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Research and development	$134,398	$128,700	$5,698	4%

Research and development expense increased $5.7 million, or 4%, to $134.4 million in the year ended December 31, 2020 from $128.7 million in the year ended December 31, 2019. The increase was primarily due to an $8.3 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $5.0 million increase in prototype development costs, partially offset by a $7.6 million decrease related to the timing of milestone payments associated with our development programs.
Sales, General and Administrative

	Year Ended December 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Sales, general and administrative	$60,386	$80,581	$(20,195)	(25)%

Sales, general and administrative expenses decreased $20.2 million, or 25%, to $60.4 million in the year ended December 31, 2020 from $80.6 million in the year ended December 31, 2019. This decrease was primarily due to a $20.1 million decrease in professional services expense, which was primarily attributable to $17.5 million recorded in the year ended December 31, 2019 for estimated legal and settlement costs related to ongoing litigation matters as compared to an additional $8.0 million recorded in the year ended December 31, 2020, and $7.6 million recorded in the year ended December 31, 2019 for acquisition-related costs as compared to an additional $2.4 million recorded in the year ended December 31, 2020.

	Year Ended December 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Total other income, net	$5,527	$10,240	$(4,713)	(46)%

Total other income, net decreased $4.7 million, or 46%, to $5.5 million during the year ended December 31, 2020 from $10.2 million in the year ended December 31, 2019. This was primarily due to a decline in the interest rates applicable to the types of securities we were invested in during the year ended December 31, 2020 as compared to December 31, 2019, as a result of monetary and fiscal policy responses to the impact of COVID-19 on the economy.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change in
	2020	2019	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$4,452	$(11,198)	$15,650	(140)%
Effective tax rate	5%	(52)%		57%
The provision for income taxes for the year ended December 31, 2020 was $4.5 million compared to a benefit from income taxes of $11.2 million for the year ended December 31, 2019. The provision for income taxes recorded in the year ended December 31, 2020 was primarily a result of our pre-tax income position, partially offset by the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2020 and federal and state research and development credits. The benefit from income taxes recorded in the year ended December 31, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized during the year ended December 31, 2019 and federal and state research and development credits. Our historical provision for income taxes is not necessarily reflective of our future results of operations.
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
Our gross profit percentage increased to 47.5% in the year ended December 31, 2019 compared to 43.3% in the year ended December 31, 2018. The increase in gross profit percentage was primarily the result of a favorable impact of fixed costs relative to the current period revenue volume.
Research and Development

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Research and development	$128,700	$102,406	$26,294	26%

Research and development expense increased $26.3 million, or 26%, to $128.7 million in the year ended December 31, 2019 from $102.4 million in the year ended December 31, 2018. This increase was primarily due to a $20.0 million increase in personnel-related and other costs as we continued investing in our product and technology roadmap and a $7.4 million increase related to the timing of milestone payments associated with our development programs, which were partially offset by a $1.1 million decrease in prototype development costs .
Sales, General and Administrative

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Sales, general and administrative	$80,581	$51,864	$28,717	55%

Sales, general and administrative expenses increased $28.7 million, or 55%, to $80.6 million in the year ended December 31, 2019 from $51.9 million in the year ended December 31, 2018. This increase was partially due to a $14.9 million increase in estimated legal and settlement costs related to ongoing litigation matters, a $7.6 million increase in acquisition-related costs related to the Merger, and a $6.2 million increase in personnel-related and other costs as we increased sales and customer support staffing and related support resources.
Other Income, Net

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Total other income, net	$10,240	$6,746	$3,494	52%

Total other income, net increased $3.5 million, or 52%, to $10.2 million during the year ended December 31, 2019 from $6.7 million in the year ended December 31, 2018, due to a $3.2 million increase in interest income earned on marketable securities.
Benefit from Income Taxes

	Year Ended December 31,		Change in
	2019	2018	$	%
	(dollars in thousands)
Benefit from income taxes	$(11,198)	$(5,320)	$(5,878)	110%
Effective tax rate	(52)%	1,317%		(1,369)%

The benefit from income taxes for the year ended December 31, 2019 was $11.2 million compared to $5.3 million for the year ended December 31, 2018. The benefit from income taxes recorded in the year ended December 31, 2019 was primarily a result of the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2019 and federal and state research and development credits. These tax benefits were partially offset by an increase in U.S. taxes on our pre-tax income position in the year ended December 31, 2019. The benefit from income taxes recorded in the year ended December 31, 2018 was primarily a result of our pre-tax loss position in the year ended December 31, 2018, the recognition of excess tax benefits from the taxable compensation on share-based awards recognized in the year ended December 31, 2018 and federal and state research and development credits. These tax benefits were partially offset by an increase in U.S. tax as a result of the U.S Tax Cuts and Jobs Act, or the Tax Act, which subjects foreign earnings to U.S. taxes. Our historical provisions for income taxes is not necessarily reflective of our future results of operations.
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
Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$121,685	$36,617	$60,444
Marketable securities	469,076	434,761	339,424
Working capital	454,817	368,912	370,445
Net cash provided by operating activities	131,052	72,819	83,085
Net cash used in investing activities	(48,160)	(103,579)	(56,237)
Net cash provided by (used in) financing activities	2,176	6,933	(33,899)
We fund our operations primarily through cash generated from operations. As of December 31, 2020, we had cash and cash equivalents totaling $121.7 million, marketable securities of $469.1 million and accounts receivable of $118.4 million.
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
Net cash provided by operating activities was $131.1 million in the year ended December 31, 2020, as compared to $72.8 million in the year ended December 31, 2019. The increase of $58.2 million was primarily due to a $57.6 million increase in net income and a $15.5 million increase in non-cash expense items primarily related to changes in deferred income taxes. These increases were partially offset by a $14.9 million decrease in cash related to changes in operating assets and liabilities. Changes in cash flows related to operating assets and liabilities primarily consisted of a decrease of $13.3 million due to the timing of accounts receivable, a net decrease of $10.8 million in cash due to the timing of payments associated with our accounts payable and accrued liabilities, a net decrease in cash of $7.3 million related to prepaid expenses and other assets, a $1.3 million decrease in cash due to the timing of deferred revenue and a $0.7 million decrease in cash due to changes in our lease liabilities. These decreases were partially offset by an $18.1 million increase in cash due to a decreased inventory balance as compared to December 31, 2019 and a $0.8 million increase in cash due to the timing of payments of income taxes.
Net cash provided by operating activities was $72.8 million in the year ended December 31, 2019, as compared to $83.1 million in the year ended December 31, 2018. The decrease of $10.3 million was primarily due to a $29.9 million decrease in cash related to changes in operating assets and liabilities and an $8.3 million decrease in non-cash expense items primarily consisting of deferred income taxes, stock-based compensation and non-cash lease expense, which was partially offset by a $27.9 million increase in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of a $52.0 million decrease in cash due to an increased inventory balance as compared to December 31, 2018, a $9.2 million decrease in cash due to the timing of deferred revenue, and a $4.5 million decrease in cash due to payments on our lease liabilities. These decreases were partially offset by a $30.0 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities and a $10.6 million increase in cash due to the timing of payments of income taxes.
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
Net cash used in investing activities in the year ended December 31, 2020 was $48.2 million, as compared to $103.6 million in the year ended December 31, 2019. This change was primarily attributable to a $56.5 million decrease in net purchases of marketable securities during the year ended December 31, 2020, partially offset by a $1.0 million increase in property and equipment purchases.
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
Net cash provided by financing activities during the year ended December 31, 2020 was $2.2 million, as compared to $6.9 million during the year ended December 31, 2019, attributable to proceeds from the issuance of common stock during the period.
Net cash provided by financing activities during the year ended December 31, 2019 was $6.9 million, as compared to net cash used in financing activities of $33.9 million during the year ended December 31, 2018 primarily attributable to the repurchase of $39.7 million of treasury stock in the year ended December 31, 2018 pursuant to our stock repurchase program that expired on December 31, 2018.

Contractual Obligations and Commitments
Our principal commitments consist of operating lease payments, purchase obligations, taxes payable as a result of the Tax Act and other tax liabilities arising from the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2020. Future events could cause actual payments to differ from these estimates.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease liabilities, including imputed interest (1)	$24,851	$4,518	$8,831	$6,883	$4,619
Purchase obligations (2)	97,165	97,165	$—	—	$—
Income taxes payable (3)	7,117	837	3,663	2,617	—
Unrecognized tax benefits (4)	3,713	—	—	—	—
Total	$132,846	$102,520	$12,494	$9,500	$4,619

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

(4)We had $7.9 million of uncertain tax positions as of December 31, 2020. Included in the balance of unrecognized tax benefits as of December 31, 2020 are $3.7 million of tax benefits that, if recognized, would impact the effective tax rate, which have been accrued for as a long-term liability on our consolidated balance sheet. We are not able to provide reasonably reliable estimates of future payments relating to these obligations.
Letters of Credit
As of December 31, 2020, we had outstanding letters of credit of $0.9 million issued to cover the security deposits on the leases of the Maynard, Massachusetts, and the Holmdel, New Jersey facilities.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
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
We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. Prior to our initial public offering we estimated the value of common stock at the grant date with the help of an independent third-party service provider. The expected volatility of employee option awards prior to 2017 was determined using the daily historical volatility of companies we consider to be our peers. For options awarded in 2018, we determined expected volatility using a blend of our historical volatility and the historical volatility of our peers. To determine our peer companies, we used the following criteria: optical telecommunications companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the stock price volatility over the expected term of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or “the simplified method,” because we do not yet have a sufficient history of option exercises. We determine the risk-free interest rate on the grant date of the award based on the rate of U.S. Treasury securities with maturities approximately equal to the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.
The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the year ended December 31, 2018. No stock options were granted in the years ended December 31, 2020 and 2019.

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
Stock-based compensation is measured using the fair value of our common stock on the grant date for time-vested restricted stock units, or RSUs. During the years ended December 31, 2019 and 2018 we granted RSU awards to executives which had a market condition in addition to a service condition. Determining the amount of stock-based compensation to be recorded for these awards requires us to develop estimates to be used in calculating the grant-date fair value of the awards. We calculate the grant-date fair value of these awards using the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award grant and calculates the fair market value for the awards granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. We use a blended rate of our actual historical volatility and our peers volatility to determine the volatility input in the Monte Carlo simulation model.

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
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned on and the market value of our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities consist of bank deposit accounts, money market funds, U.S. government agency debt securities, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates. As a result, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available‑for‑sale, no gains or losses are recognized in the consolidated income statements unless such securities are sold prior to maturity or incur an other-than-temporary decline in fair value. An immediate 100 basis point change in interest rates would have a $3.1 million effect on the fair market value of our portfolio as of December 31, 2020. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro, but these expenses are immaterial compared to our overall expenses. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. In addition, the functional currency of all of our entities is the U.S. dollar.  Accordingly, we have limited exposure to foreign currency exchange rates. During the years ended December 31, 2020, 2019 and 2018, we recorded foreign currency transaction losses of $0.2 million, $0.2 million and $0.4 million, respectively. These foreign currency transaction losses have been recorded as a component of “other expense, net” in our consolidated income statements. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. To date, we have not entered into any foreign currency exchange contracts. In future periods, we may hedge certain significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations.
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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acacia Communications, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

In July 2019, a jury returned a verdict, which awarded damages of $49.3 million to ViaSat, Inc. In assessing whether the Company should accrue a liability in its financial statements as a result of the lawsuit, the Company considered various factors, including the numerous legal, technical, and factual issues involved in the lawsuit. The Company has recorded a provision of $28 million in litigation and settlement-related accruals based on Management’s assessment of currently available information.

We identified this contingent liability and disclosure related to the ViaSat, Inc. litigation as a critical audit matter because evaluating the potential outcomes of the ViaSat, Inc. litigation, including settlement and appeal, involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertions regarding probable and estimable losses as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the ViaSat, Inc. legal contingency included the following, among others:

•We tested the effectiveness of controls related to evaluating legal loss contingencies, including those over the review of the ViaSat, Inc. legal matter.

•We held discussions with internal and external legal counsel to understand developments in the related legal matters and progression in potential settlement discussions.

•We requested and received a written response from internal and external legal counsel as it relates to the lawsuit.

•We read Board of Directors’ meeting minutes for evidence of further considerations indicative of unrecorded contingencies.

•We evaluated the assumptions used by the Company to estimate the litigation and settlement accrual, including corroborating the assumptions with internal and external legal counsel.

•We evaluated the Company’s legal contingency disclosure for consistency with our knowledge of the lawsuit.

Income Taxes: Uncertain Tax Positions - Refer to Note 14 to the financial statements

Critical Audit Matter Description

In June 2019, the Ninth Circuit Court of Appeals ruled in Altera Corp. vs. Commissioner (the “Altera Case”); this ruling upheld cost-sharing regulations that are unfavorable to the Company. As a result, companies may be required to include in cost-sharing arrangements stock-based compensation amounts that were previously excludable At present, the Company’s uncertain tax position liability does not include amounts related to this matter as the Company has concluded its position is more likely than not to be sustained upon audit.

Conclusions on recognizing and measuring an uncertain tax position related to the Altera Case involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax and appellate case law, and prior-year audit settlements. Given the complexity and the subjective nature of the transfer pricing issues that remain unresolved with the IRS through the Altera Case, evaluating management’s estimates relating to their determination of uncertain tax positions required extensive audit effort and a high degree of auditor judgment, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the Company’s estimates of uncertain tax positions related to unresolved transfer pricing issues arising from the Altera Case included the following, among others:

•We tested the effectiveness of controls relating to the identification, recognition, measurement, and disclosure of uncertain tax positions.

•We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions related to certain transfer pricing positions.

•With the assistance of tax specialists, we evaluated the reasonableness of management’s estimates by considering how tax law, including statutes, regulations, and case law, affected management’s judgments.

•We evaluated the Company’s income tax disclosures for consistency with our knowledge of the Company’s position and exposure to an unfavorable decision in the Altera Case.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2021

We have served as the Company’s auditor since 2014.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$121,685	$36,617
Marketable securities - short-term	298,185	300,129
Accounts receivable	118,414	97,948
Inventory	37,981	40,820
Prepaid expenses and other current assets	8,023	6,518
Total current assets	584,288	482,032
Marketable securities - long term	170,891	134,632
Property and equipment, net	27,914	26,801
Operating lease right-of-use assets	28,483	25,046
Deferred tax asset	49,082	51,798
Other assets	1,106	1,106
Total assets	$861,764	$721,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,489	$46,957
Accrued liabilities	62,228	61,680
Deferred revenue	5,754	4,483
Total current liabilities	129,471	113,120
Income taxes payable	6,280	7,117
Non-current operating lease liabilities	18,099	15,726
Other long-term liabilities	4,098	7,029
Total liabilities	157,948	142,992

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 43,296 and 42,399 shares issued at December 31, 2020 and 2019, respectively	4	4
Treasury stock, at cost; 974 shares at December 31, 2020 and 2019, respectively	(39,712)	(39,712)
Additional paid-in capital	437,285	402,032
Accumulated other comprehensive income	469	720
Retained earnings	305,770	215,379
Total stockholders’ equity	703,816	578,423
Total liabilities and stockholders’ equity	$861,764	$721,415

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$583,451	$464,663	$339,891
Cost of revenue	299,351	243,981	192,771
Gross profit	284,100	220,682	147,120
Operating expenses:
Research and development	134,398	128,700	102,406
Sales, general and administrative	60,386	80,581	51,864
Total operating expenses	194,784	209,281	154,270
Income (loss) from operations	89,316	11,401	(7,150)
Other income, net:
Interest income, net	5,598	10,413	7,209
Other expense, net	(71)	(173)	(463)
Total other income, net	5,527	10,240	6,746
Income (loss) before provision (benefit) for income taxes	94,843	21,641	(404)
Provision (benefit) for income taxes	4,452	(11,198)	(5,320)
Net income	$90,391	$32,839	$4,916
Earnings per share:
Basic	$2.16	$0.80	$0.12
Diluted	$2.09	$0.77	$0.12
Weighted-average shares used to compute earnings per share:
Basic	41,938	40,883	40,259
Diluted	43,233	42,554	41,997

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$90,391	$32,839	$4,916
Other comprehensive (loss) income:
Changes in unrealized gain (loss) on marketable securities, net of income taxes of $(47), $(89) and $(18) for the years ended December 31, 2020, 2019 and 2018, respectively	(251)	1,092	(7)
Comprehensive income	$90,140	$33,931	$4,909

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	39,606	$4	—	$—	$324,944	$(320)	$177,422	$502,050
Effect of adopted accounting standards						(45)	202	157
Treasury stock acquired			974	(39,712)				(39,712)
Vesting of restricted common stock	21							—
Exercise of common stock options	489	—			2,512			2,512
Vesting of restricted stock units	782	—			—			—
Common stock issued under employee stock purchase plan	126	—			3,301			3,301
Stock-based compensation expense					29,510			29,510
Changes in unrealized loss on marketable securities, net of tax of ($18)						(7)		(7)
Net income							4,916	4,916
Balance at December 31, 2018	41,024	$4	974	$(39,712)	$360,267	$(372)	$182,540	$502,727
Exercise of common stock options	382	—			2,658			2,658
Vesting of restricted stock units	890	—			—			—
Common stock issued under employee stock purchase plan	103	—			4,275			4,275
Stock-based compensation expense					34,832			34,832
Changes in unrealized loss on marketable securities, net of tax of ($89)						1,092		1,092
Net income							32,839	32,839
Balance at December 31, 2019	42,399	$4	974	$(39,712)	$402,032	$720	$215,379	$578,423
Exercise of common stock options	161	—			2,176			2,176
Vesting of restricted stock units	736	—			—			—
Stock-based compensation expense					33,077			33,077
Changes in unrealized loss on marketable securities, net of tax of ($47)						(251)		(251)
Net income							90,391	90,391
Balance at December 31, 2020	43,296	$4	974	$(39,712)	$437,285	$469	$305,770	$703,816

 The accompanying notes are an integral part of these consolidated financial statements.

ACACIA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,391	$32,839	$4,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,070	12,559	13,646
Stock-based compensation	33,663	35,153	29,593
Deferred income taxes	2,716	(13,081)	3,133
Non-cash lease expense	4,569	4,872	—
Other non-cash charges (benefits)	789	(2,244)	(799)
Changes in operating assets and liabilities:
Accounts receivable	(20,466)	(7,117)	(4,229)
Inventory	2,839	(15,309)	36,721
Prepaid expenses and other current assets	(1,505)	6,080	6,219
Other assets	9	(302)	1,113
Accounts payable	15,270	(835)	1,377
Accrued liabilities	(189)	26,750	(5,467)
Deferred revenue	(2,173)	(881)	8,357
Income taxes payable	(837)	(1,674)	(12,243)
Lease liabilities	(5,222)	(4,541)	—
Other long-term liabilities	128	550	748
Net cash provided by operating activities	131,052	72,819	83,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,879)	(11,837)	(14,660)
Purchases of marketable securities	(418,939)	(476,207)	(382,438)
Sales and maturities of marketable securities	383,667	384,467	340,920
Deposits	(9)	(2)	(59)
Net cash used in investing activities	(48,160)	(103,579)	(56,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	—	—	(39,712)
Proceeds from the issuance of common stock under stock-based compensation plans	2,176	6,933	5,813
Net cash provided by (used in) financing activities	2,176	6,933	(33,899)

Net increase (decrease) in cash and cash equivalents	85,068	(23,827)	(7,051)
Cash and cash equivalents—Beginning of period	36,617	60,444	67,495
Cash and cash equivalents—End of period	$121,685	$36,617	$60,444

Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$3,142	$(129)	$(5,053)

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets acquired under operating leases	$4,913	$7,084	$—
Capital expenditures incurred but not yet paid	$600	$1,338	$196

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF THE BUSINESS AND OPERATIONS
Acacia Communications, Inc. was incorporated on June 2, 2009, as a Delaware corporation. Acacia Communications, Inc. and its wholly owned subsidiaries (the “Subsidiaries”) are collectively referred to as the Company. The Company’s mission is to deliver high-speed coherent optical interconnect products that transform communications networks relied upon by cloud infrastructure operators and content and communication service providers, through improvements in performance and capacity and reductions in associated costs. By implementing optical interconnect technology in a silicon-based platform, a process the Company refers to as the siliconization of optical interconnect, the Company believes it is leading a disruption that is analogous to the computing industry’s integration of multiple functions into a microprocessor. The Company's products fall into three product groups: embedded modules, pluggable modules and semiconductors. The Company's embedded module and pluggable module product groups consist of optical interconnect modules with transmission speeds ranging from 100 to 1,200 gigabits per second (“Gbps”) for use in long-haul, metro and inter-data center markets. The Company's semiconductor product group consists of its low-power coherent digital signal processor application-specific integrated circuits (“DSP ASICs”) and its silicon photonic integrated circuits (“silicon PICs”) which are either integrated into the Company's embedded and pluggable modules or sold to customers on a standalone basis for integration into internally developed or other merchant modules. The Company’s modules perform a majority of the digital signal processing and optical functions in optical interconnects and offer low power consumption, high density and high speeds at attractive price points. Through the use of standard interfaces, the Company’s modules can be easily integrated with customers’ network equipment. The advanced software in the Company’s modules enables increased configurability and automation, provides insight into network and connection point characteristics and helps identify network performance problems, all of which increase flexibility and reduce operating costs.
The Company is headquartered in Maynard, Massachusetts, and has wholly owned subsidiaries in North America, Europe and Asia.
Merger with Cisco Systems
On July 8, 2019, the Company, Cisco Systems, Inc., a California corporation (“Parent”), and Amarone Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”). On January 14, 2021, the Company, Parent and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety.
The Amended and Restated Merger Agreement provided, subject to its terms and conditions, for the Company’s acquisition by Parent at a price of $115.00 per share of the Company’s common stock, $0.0001 par value per share (each a “Share”), in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Company’s Board of Directors unanimously approved the Merger and the Amended and Restated Merger Agreement and recommended that stockholders adopt the Amended and Restated Merger Agreement, and the Company’s stockholders adopted the Amended and Restated Merger Agreement at a special meeting held on March 1, 2021. The Merger was completed on March 1, 2021 following such special meeting.
As of the effective time of the Merger, the Company became a wholly owned subsidiary of Parent and is no longer a publicly held corporation, its common stock will be delisted from The Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and it will no longer be required to file periodic reports with the SEC.
During the years ended December 31, 2020 and 2019, the Company recorded acquisition-related costs of $2.4 million and $7.6 million, respectively, in sales, general and administrative expenses within our consolidated income statements.
Impact of COVID-19
An outbreak of the novel coronavirus, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), and the coronavirus disease, COVID-19, was identified in China in late 2019 and has spread globally. The Centers for Disease Control and Prevention has recognized this outbreak as a pandemic which has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns. These measures have impacted and may further impact the Company’s workforce and operations, the operations of the Company’s customers, and those of the

Company’s and its customers’ respective vendors, suppliers and partners. While the COVID-19 pandemic did not have a material impact on the Company’s financial results for the year ended December 31, 2020, the extent to which the COVID-19 pandemic could impact the Company’s results of operations going forward depends on future developments that are highly uncertain and cannot be predicted, including the adverse impact of negative economic conditions created or exacerbated by the pandemic, new information that may emerge concerning the severity of the virus and required or voluntary actions to contain its impact. Due to the inherent uncertainty of this unprecedented and evolving situation, the Company is unable to predict with any confidence the likely impact of COVID-19 on its future business, results of operations and financial condition. Additional information regarding COVID-19 related risks and uncertainties may be found in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
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
The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet as of December 31, 2020 and 2019.
Cost of Revenue
The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, assembly, test, quality assurance, logistics-related fees and impacts of manufacturing yield. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs and depreciation.
Financial Instruments
Cash equivalents include all highly liquid investments with an original maturity of three months or less upon acquisition. Cash equivalents may consist of bank deposit accounts, money market funds, U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities.
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
Marketable securities consist of investments in U.S. treasury bonds, commercial paper, certificates of deposit, asset-backed securities and corporate debt securities. The main objective of the Company’s current investment policy is to preserve capital and maintain liquidity. The Company seeks to limit the amount of investments in any single issuer. As a result, the Company believes that, as of December 31, 2020 and 2019, its concentration of credit risk related to marketable securities was not significant.
To minimize credit risk related to accounts receivable, ongoing credit evaluations of customers’ financial condition are performed and the Company maintains allowances for potential credit losses as needed. The Company has determined that an immaterial amount of allowance was needed as of December 31, 2020 and 2019, as the majority of accounts receivable balances were expected to be collected.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their estimated undiscounted future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. The Company recorded $0.3 million of impairments in the year ended December 31, 2019. No impairments were recognized for the years ended December 31, 2020 and 2018.
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
Advertising Costs
The Company expenses advertising costs as incurred. During the years ended December 31, 2020 and 2019, the Company incurred $0.2 million of advertising expenses. In the year ended December 31, 2018, the Company did not incur any advertising expenses.
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
Foreign Currency Transactions
The functional currency of the Company’s Subsidiaries is the U.S. dollar. All monetary assets and liabilities denominated in a foreign currency are revalued into U.S. dollars at the exchange rate on the consolidated balance sheet date. When transactions are required to be paid in the local currency of any Subsidiary, any resulting foreign currency transaction gain or loss is recorded as a component of other expense, net, in the consolidated income statements. To date, foreign currency transaction gain or loss associated with the Company’s Subsidiaries has not been significant. During the years ended December 31, 2020, 2019 and 2018, the Company recorded foreign currency transaction losses of $0.2 million, $0.2 million and $0.4 million, respectively.
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
The Company accrues liabilities for potential payments of tax to various tax authorities related to uncertain tax positions. Liabilities are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential uncertainties related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the provision for income taxes, if applicable. As of December 31, 2020 and 2019, the Company identified $7.9 million and $6.8 million of gross uncertain tax positions, respectively. Included in those balances as of December 31, 2020 and 2019 are $3.7 million and $3.6 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets.
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
Revenue by geographic country, based on ship-to destinations, which in certain instances may be the location of a contract manufacturer rather than the Company’s end customer, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$98,010	$70,702	$56,839
China	136,250	159,637	98,906
Germany	30,537	57,657	58,711
Thailand	191,219	82,413	68,217
Other	127,435	94,254	57,218
Total revenue	$583,451	$464,663	$339,891

Total long-lived assets by geographic country consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
United States	$19,458	$18,325
Thailand	5,036	3,870
China	1,475	1,949
Other	1,945	2,657
Total long-lived assets	$27,914	$26,801
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide more decision-useful information about expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact from the adoption of ASU 2016-13 on the Company’s consolidated financial statements. The Company is exposed to credit losses through sales of its products. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company has recorded an immaterial amount of allowance for credit losses as of December 31, 2020 and December 31, 2019. Refer to Note 5 for information regarding how the Company assesses credit losses on its available-for-sale debt securities.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by, among other things, removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard but does not expect it to have a material impact on its consolidated financial statements.
4. REVENUE
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
The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows (in thousands):

	Balance at Beginning of Period (1/1/20)	Increase / (Decrease)	Balance at End of Period
Year Ended December 31, 2020
Accounts receivable	$97,948	$20,466	$118,414
Deferred revenue (current)	$4,483	$1,271	$5,754
Deferred revenue (non-current)	$3,444	$(3,444)	$—
The amount of revenue recognized in the period that was included in the opening deferred revenue balances was approximately $3.8 million for the year ended December 31, 2020. Generally, increases in current and non-current deferred revenue are related to billings to, or advance payments from, customers for which the Company has not yet fulfilled its performance obligations, and decreases are related to revenue recognized. Deferred revenue not expected to be recognized within the Company’s operating cycle of one year is presented as a component of “Other long-term liabilities” on the consolidated balance sheet.
At times, the Company receives orders for products that may be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. Generally, scheduled delivery dates are within one year, and the Company has elected to use the optional exemption whereby revenues allocated to partially completed contracts with an expected duration of one year or less are not disclosed. As of December 31, 2020, the Company had no contracts with unsatisfied performance obligations with a duration of more than one year.
Disaggregation of Revenue
The following table provides information about disaggregated revenue based on product group (in thousands). Further disaggregation of revenue by geographic country can be found in Note 3.

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)	Revenue ($)	Revenue (%)
Embedded Modules	$222,448	38%	$86,932	19%	$77,286	23%
Pluggable Modules	226,280	39%	217,620	47%	189,533	56%
Semiconductors	134,723	23%	160,111	34%	73,072	21%
Total revenue	$583,451	100%	$464,663	100%	339,891	100%

5. FINANCIAL INSTRUMENTS
The following tables set forth the Company’s cash, cash equivalents and short- and long-term marketable securities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)
Cash	$90,160	$—	$—	$90,160	$90,160	$—
Money market funds	7,451	—	—	7,451	7,451	—
U.S. treasury bonds	79,064	169	—	79,233	12,300	66,933
Commercial paper	82,261	5	(1)	82,265	7,997	74,268
Certificates of deposit	17,027	9	—	17,036	—	17,036
Asset-backed securities	60,475	98	(7)	60,566	—	60,566
Corporate debt securities	253,784	331	(65)	254,050	3,777	250,273
Total	$590,222	$612	$(73)	$590,761	$121,685	$469,076
(1) Losses represent marketable securities that were in loss positions for less than one year.

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
		Gains	Losses(1)

Cash	$29,116	$—	$—	$29,116	$29,116	$—
Money market funds	2,010	—	—	2,010	2,010	—
U.S. treasury bonds	116,710	126	(1)	116,835	—	116,835
Commercial paper	44,300	—	—	44,300	5,491	38,809
Certificates of deposit	24,522	19	(2)	24,539	—	24,539
Asset-backed securities	73,370	134	(5)	73,499	—	73,499
Corporate debt securities	180,607	475	(3)	181,079	—	181,079
Total	$470,635	$754	$(11)	$471,378	$36,617	$434,761
(1) Losses represent marketable securities that were in loss positions for less than one year.

The proceeds from the sales and maturities of marketable securities, which were primarily reinvested and resulted in realized gains and losses, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Proceeds from the sales and maturities of marketable securities	$383,667	$384,467	$340,920
Realized gains	$125	$67	$18
Realized losses	$—	$(2)	$(109)
The contractual maturities of short-term and long-term marketable securities held at December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$297,772	$298,185	$299,725	$300,129
Due after one year through four years	170,763	170,891	134,292	134,632
Total	$468,535	$469,076	$434,017	$434,761
At December 31, 2020, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. No material amounts were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019 and 2018 for realized gains or losses on available-for-sale investments.
6. INVENTORY
Inventory consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Raw materials	$21,593	$24,777
Work-in-process	153	673
Finished goods	16,235	15,370
Inventory	$37,981	$40,820

7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Engineering laboratory equipment	$67,688	$58,320
Computer software	3,961	3,730
Computer equipment	9,483	7,837
Furniture and fixtures	3,641	3,641
Leasehold improvements	4,307	3,999
Construction in progress	2,912	2,449
Total property and equipment	91,992	79,976
Less: Accumulated depreciation	(64,078)	(53,175)
Property and equipment, net	$27,914	$26,801
    Depreciation expense was $11.1 million, $12.6 million and $13.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Employee-related liabilities	$8,598	$10,816
Current maturities of operating leases	4,411	4,228
Goods and services received not invoiced	4,251	2,297
Accrued manufacturing related expenses	1,218	3,781
Warranty reserve	9,530	10,354
Litigation and settlement accrual	28,000	20,000
Other accrued liabilities	6,220	10,204
Accrued liabilities	$62,228	$61,680
9. LEASES
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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

	Classification on the Balance Sheet	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$28,483
Liabilities
Current - operating	Accrued liabilities	4,411
Noncurrent - operating	Noncurrent operating lease liabilities	18,099
Total lease liabilities		$22,510

Weighted-average remaining lease term - operating leases	6.0 years
Weighted-average discount rate - operating leases(1)	4.21%

(1)     Upon adoption of ASC 842, discount rates used for existing leases were established at January 1, 2019, which was the date of the Company’s initial adoption of ASC 842.
Operating lease costs were $6.0 million and $5.6 million during the years ended December 31, 2020 and 2019, respectively. Short-term lease costs during the years ended December 31, 2020 and 2019 were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $4.5 million and $5.3 million during the years ended December 31, 2020 and 2019, respectively, which were operating cash outflows.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

Operating Leases
2021	$4,518
2022	4,338
2023	4,493
2024	4,510
2025	2,373
Thereafter	4,619
Total minimum lease payments	24,851
Less: amount of lease payments representing interest	(2,341)
Present value of future minimum lease payments	22,510
Less: current obligation under leases	4,411
Long-term lease obligations	$18,099
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
The fair value of these assets measured on a recurring basis was determined using the following inputs as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$7,451	$—	$7,451
U.S. treasury bonds	—	79,233	—	79,233
Commercial paper	—	82,265	—	82,265
Certificates of deposit	—	17,036	—	17,036
Asset-backed securities	—	60,566	—	60,566
Corporate debt securities	—	254,050	—	254,050
Total	$—	$500,601	$—	$500,601

	December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$—	$2,010	$—	$2,010
U.S. treasury bonds	—	116,835	—	116,835
Commercial paper	—	44,300	—	44,300
Certificates of deposit	—	24,539	—	24,539
Asset-backed securities	—	73,499	—	73,499
Corporate debt securities	—	181,079	—	181,079
Total	$—	$442,262	$—	$442,262

There were no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019. For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
11. STOCK COMPENSATION PLANS
The following table summarizes the classification of stock-based compensation in the consolidated income statements for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2,089	$2,047	$2,075
Research and development	21,499	21,383	17,564
Sales, general and administrative	10,075	11,723	9,975
Total stock-based compensation	$33,663	$35,153	$29,614

The following table summarizes stock-based compensation expense by award type for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Restricted stock units	$32,585	$31,811	$25,864
Stock options	492	1,902	2,343
Employee stock purchase plan	—	1,119	1,284
Other awards	586	321	123
Total stock-based compensation	$33,663	$35,153	$29,614

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
The 2016 Plan will terminate ten years from the effective date, unless it is terminated earlier by the Company’s board of directors. As of December 31, 2020, there were 4,764,927 shares available for future issuance. The number of shares reserved for issuance under the 2016 Plan will increase automatically on the first day of each January through 2025 equal to the least of (i) 3,600,000 shares of Common Stock, (ii) 4.0% of the outstanding shares on such date and (iii) an amount determined by the board of directors. In December 2020, the board of directors approved an increase in the number of shares available for issuance under the 2016 Plan in accordance with the automatic annual increase provisions of the 2016 Plan. Inclusive of this approved increase, a maximum of 11,228,533 shares of the Company’s common stock are authorized or available for issuance under the 2016 Plan.
Stock Options
The estimated grant-date fair value of the Company’s stock option awards issued to employees was calculated using the Black-Scholes option-pricing model. No stock options were granted in the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the assumptions used in the Black-Scholes model were as follows:

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
A summary of stock option activity under the Company’s equity incentive plans for the year ended December 31, 2020 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	715	$11.14	4.6	$41,036
Granted	—	$—
Exercised	(161)	$13.57		$8,889
Canceled	—	$13.38
Outstanding at December 31, 2020	554	$10.43	3.3	$35,116
Vested and expected to vest at:
December 31, 2020	554	$10.43	3.3	$35,116
Exercisable at:
December 31, 2020	551	$10.31	3.3	$34,950

As of December 31, 2020 and 2019, there was $0.1 million and $0.5 million of unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over weighted-average periods of 1.3 years and 0.6 years, respectively.

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2018 was $15.58. No stock options were granted by the Company during the years ended December 31, 2020 and 2019. The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.9 million, $18.5 million and $15.9 million, respectively.
Restricted Stock Units
During the year ended December 31, 2019, the Company granted awards covering up to a maximum of 187,234 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“2019 PRSUs”). Each 2019 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The 2019 PRSUs are subject to performance-based vesting. The number of 2019 PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “2019 Performance Period”) running from January 1, 2019 through December 31, 2021, as determined and certified by the compensation committee of the Company’s board of directors following the end of the 2019 Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the 2019 Performance Period (the “2019 Relative TSR Objective”). Vesting of the 2019 PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the 2019 Performance Period. No 2019 PRSUs will vest unless a threshold level of achievement of the 2019 Relative TSR Objective is achieved. A portion of the 2019 PRSUs vested and the 2019 PRSUs were amended as to the remaining shares subject thereto on March 1, 2021. Refer to Note 19 for additional information.
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
During the year ended December 31, 2018, the Company granted awards covering up to a maximum of 94,854 performance-based RSUs to executive officers that include a market condition in addition to a service condition (“2018 PRSUs”). Each 2018 PRSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied. The 2018 PRSUs are subject to performance-based vesting. The number of 2018 PRSUs that vest is measured based on the level of achievement of a performance objective over a three-year period (the “2018 Performance Period”) running from January 1, 2018 through December 31, 2020, as determined and certified by the compensation committee of the Company’s board of directors following the end of the 2018 Performance Period. The level of achievement will be determined based on the Company’s percentile achievement of relative total shareholder returns against an external comparator group during the 2018 Performance Period (the “2018 Relative TSR Objective”). Vesting of the 2018 PRSUs is also subject to the applicable officer’s continued provision of services to the Company through the vesting date, except in the case of death or disability where vesting will be pro-rated for time worked during the 2018 Performance Period. No 2018 PRSUs will vest unless a threshold level of achievement of the 2018 Relative TSR Objective is achieved. The 2018 PRSUs vested on January 15, 2021. Refer to Note 19 for additional information.
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
As soon as practicable following each vesting date of RSUs, the Company will issue to the holder of the RSUs, the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. To date, the Company has not settled any vested RSUs with cash.
A summary of the changes in the Company’s RSUs during the year ended December 31, 2020 is as follows:

	Restricted Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	1,951	$48.69
Granted	204	$68.17
Vested	(736)	$44.05
Canceled	(30)	$51.12
Outstanding at December 31, 2020	1,389	$53.96
At December 31, 2020 and 2019, there was $49.9 million and $70.1 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over weighted-average periods of 1.9 years and 2.1 years, respectively.
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
The fair value of the awards issued under the 2016 ESPP to employees was estimated at the beginning of the offering period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.4% - 2.5%	1.3% - 2.1%
Expected dividend yield	None	None
Expected volatility	38.9% - 45.5%	48.6% - 66.4%
Expected term (in years)	0.5	0.5
In accordance with the Original Merger Agreement, the 2016 ESPP was suspended on November 14, 2019, the last day of the first offering period following the Original Merger Agreement effective date. Conditioned on the consummation of the Merger, no new offering periods are expected to commence on or after the suspension date.
Preferred Stock
The Company has authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2020, there were 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.
12. NET INCOME PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$90,391	$32,839	$4,916
Denominator:
Weighted-average shares used to compute net income per share - basic	41,938	40,883	40,259
Dilutive effect of stock options, unvested restricted stock and restricted stock units, and employee stock purchase plan	1,295	1,671	1,738
Weighted-average shares used to compute net income per share - diluted	43,233	42,554	41,997
Net income per share
Basic	$2.16	$0.80	$0.12
Diluted	$2.09	$0.77	$0.12
The following common stock equivalents (in thousands) were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	14	37	91
Unvested restricted stock units	1	86	336
Employee stock purchase plan	—	—	1
Estimates of the number of shares contingently issuable based on average market prices through December 31, 2020 for all outstanding performance-based RSUs that include a market condition in addition to a service condition have been included in the antidilutive table above.
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
Changes in the Company’s warranty liability, which is included as a component of accrued liabilities on the consolidated balance sheets, are set forth in the table below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Warranty reserve, beginning of period	$10,354	$8,220	$8,306
Provisions made to warranty reserve during the period	7,689	13,708	11,775
Charges against warranty reserve during the period	(8,513)	(11,574)	(11,861)
Warranty reserve, end of period	$9,530	$10,354	$8,220
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

In April 2019, the California Superior Court denied the parties’ cross motions for summary adjudication. At the court’s direction, the parties participated in a mandatory mediation process, but no resolution was reached. Trial took place in June and July of 2019, and the jury returned a verdict on July 17, 2019. The jury found against the Company for breach of contract, willful and malicious misappropriation of trade secrets, and breach of the covenant of good faith and fair dealing implied by law in the parties’ contract. The jury also found that ViaSat breached the same contract and misappropriated the Company’s trade secrets. The jury awarded damages of $49.3 million to ViaSat for the Company’s breaches of contract, and $1 to ViaSat for its trade secret misappropriation claim. The jury awarded $1 to the Company for ViaSat’s misappropriation of trade secrets and awarded no damages to the Company for ViaSat’s breach of contract. ViaSat filed post-trial motions seeking up to approximately $10.0 million for attorney’s fees and approximately $6.2 million for so-called “cost-of-proof” sanctions and an order that the Company pay ViaSat ongoing royalties on sales after December 31, 2018. ViaSat also sought a new trial and judgment in its favor notwithstanding the verdict on its trade secret damages claim. The Company filed post-trial motions for entry of judgment in its favor notwithstanding the verdict on ViaSat’s breach of contract and trade secret damages claims and for a new trial, and moved to reduce the total damages awarded to ViaSat to no more than $12.8 million pursuant to a provision of the contract containing a limitation on liability for claims arising from the contract. The Court denied the post-trial motions filed by both parties, and on December 5, 2019, the Court entered judgment (the “December 2019 Judgment”) against the Company in the amount of $49.3 million, and against ViaSat in the amount of $1. On January 17, 2020, the Court awarded ViaSat an additional $0.1 million in costs. On December 20, 2019, the Company filed a notice of appeal of the December 2019 Judgment, and ViaSat filed a notice of cross-appeal on December 26, 2019. The parties’ respective appeals are pending and the Company filed its opening appellate brief on August 19, 2020. ViaSat filed its combined response brief in the Company’s appeal and opening brief in its cross-appeal on January 13, 2021. The Company’s combined reply brief in its appeal and response brief in ViaSat’s cross-appeal is currently due April 2, 2021. As of December 31, 2020, the Company has accrued a total of $28.0 million in litigation and settlement-related accruals. The amount of such accruals is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time. As a result, actual losses could significantly exceed the amount of such accruals, and no conclusion as to the Company’s ultimate exposure from these proceedings should be drawn from such accruals. In view of the numerous legal, technical and factual issues involved in this lawsuit, the Company is not able to provide an estimate of the likely outcome or range of outcomes, if any, at this time.

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

On July 28, 2017, the Company filed a lawsuit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat asserting commercial disparagement, libel, slander of title, unfair competition, intentional interference with advantageous relations and intentional interference with contractual relations. On April 5, 2018, ViaSat responded to the Company’s action and alleged counterclaims including, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation pending resolution of the first California state court action discussed above. On December 12, 2019, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including July 10, 2020. On July 6, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including December 4, 2020. On December 7, 2020, the Massachusetts court entered an order continuing the stay of the Massachusetts litigation to and including March 31, 2021.
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
Indemnification
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. During the years ended December 31, 2020, 2019 and 2018, the Company incurred an immaterial amount of expenses related to these indemnification obligations. The Company does not anticipate significant claims related to these indemnification obligations, and consequently, has concluded that the fair value of these obligations is not material. Accordingly, as of December 31, 2020 and 2019, no material amounts have been accrued related to such indemnification provisions.
Potential Payments upon Termination or Change in Control
The Company’s Amended and Restated Severance and Change in Control Benefits Plan (the “Severance Plan”) provides severance benefits to the Company’s executive officers, including certain of the Company’s named executive officers, if the executive officer’s employment is terminated by the Company without “cause” (as defined in the Severance Plan) or if they terminate their employment with the Company for “good reason” (as defined in the Severance Plan), and additional severance benefits if such terminations occur within one year of a “change in control” (as defined in the Severance Plan) of the Company. For purposes of the Severance Plan, the Merger constituted a change in control of the Company.
Under the Severance Plan, if the Company terminates an eligible executive officer’s employment without cause prior to or more than 12 months following the closing of a change in control of the Company (an “Involuntary Termination”), the executive officer is entitled to:
•continue receiving his or her base salary for a specified period following the date of termination (in the case of the Company’s chief executive officer, for 12 months, and, in the case of all other participants, for nine months);
•Company contributions to the cost of health care continuation under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), for U.S. based eligible executive officers, or substantially equivalent medical benefits for non-U.S. based eligible executive officers, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive officer is then receiving a stipend from the Company in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment); and
•the amount of any unpaid annual bonus determined by the Company’s board of directors to be payable to the executive officer for any completed bonus period which ended prior to the date of such executive officer’s termination.
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
The Severance Plan also provides that, if, within 12 months following a change in control of the Company, the Company terminates an eligible executive officer’s employment without cause or such executive terminates his or her employment with the Company for good reason (a “Change in Control Termination”), the executive officer is entitled to the following benefits; provided, that each of Messrs. Shanmugaraj, Mikkelsen, Givehchi and Rasmussen have entered into employment agreements with Parent or its affiliates that became effective upon the Closing of the Merger and superseded the Severance Plan such that each of Messrs. Shanmugaraj, Mikkelsen, Givehchi and Rasmussen are not entitled to the following benefits upon a qualifying termination of employment following the Merger and are instead entitled to the benefits described under the heading “Severance/Change in Control Benefits and Employment and Retention Agreements” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 8, 2021:
•a single lump-sum payment in an amount equal to a 100% of his or her annual base salary:
•a single lump sum payment in an amount equal to 100% of his or her target annual bonus for the year in which the termination of employment occurs;
•Company contributions to the cost of health care continuation under COBRA, for U.S. based eligible executive officers, or substantially equivalent medical benefits for non-U.S. based eligible executive officers, for up to 12 months following the date of termination of employment (or, to the extent a non-U.S. based eligible executive officer is then receiving a stipend from the Company in lieu of benefits coverage, continued payment of such stipend for up to 12 months following the date of termination of employment); and
•the amount of any unpaid annual bonus determined by the Company’s board of directors to be payable to the executive officer for any completed bonus period which ended prior to the date of such executive officer’s termination.

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
14. INCOME TAXES
Income Tax Provision (Benefit)
The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(30,213)	$(62,991)	$(35,832)
Foreign	125,056	84,632	35,428
Total	$94,843	$21,641	$(404)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax (benefit) provision
Federal	$(1,071)	$135	$(9,417)
State	(49)	252	23
Foreign	2,904	1,667	921
Total current income tax provision (benefit)	$1,784	$2,054	$(8,473)
Deferred income tax provision (benefit)
Federal	7,176	(7,114)	2,944
State	(4,056)	(5,427)	480
Foreign	(452)	(711)	(271)
Total deferred income tax provision (benefit)	2,668	(13,252)	3,153
Total income tax provision (benefit)	$4,452	$(11,198)	$(5,320)
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. As a result of the concept of “deemed distributions” under the Tax Act, the impact of global intangible low-tax income (“GILTI”) on the Company’s future foreign earnings, and lack of certain foreign governments’ withholding tax imposed on dividends, the Company no longer takes the position that most of its foreign earnings are permanently reinvested. However, for certain foreign operating subsidiaries, the Company continues to take the position that earnings are permanently reinvested. As of December 31, 2020, there was $17.3 million of cumulative foreign earnings for which state income taxes have not been provided.
Deferred Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$10,001	$8,748
Net operating loss carryforwards	9,406	16,624
Credit carryforwards	39,640	32,498
Lease liability	5,479	4,690
Stock-based compensation	3,112	4,200
Other	1,003	808
Total deferred tax assets	$68,641	$67,568
Deferred tax liabilities:
Depreciation	(1,046)	(161)
Right-of-use asset	(6,939)	(5,930)
Other	(346)	(758)
Total deferred tax liabilities	(8,331)	(6,849)
Valuation allowance	(11,228)	(8,921)
Net deferred tax assets	$49,082	$51,798
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
As of December 31, 2020, positive evidence included consolidated three-year cumulative profitability of $116.1 million. Additionally, after determining that sufficient forecasted taxable income of appropriate character is expected to continue in future years, the Company believes the weight of the objectively verifiable positive evidence coupled with the subjective positive evidence from forecasted operating plans is sufficient to overcome the weight of any negative evidence. In the U.S. the GILTI provisions from the Tax Act have created U.S. taxable income and are expected to continue to do so in future years. During the year ended December 31, 2020, the Company concluded it is more likely than not that it will realize the benefit of $49.1 million of the Company’s net deferred tax assets. The Company maintains a partial valuation allowance of $11.2 million against certain U.S. deferred tax assets, which include federal net operating loss and credit carryforwards limited under IRC Section 382 as well as certain state net operating losses and credits accumulated in jurisdictions in which management does not anticipate sufficient taxable income to utilize the credits. Management will continue to assess the applicability of a valuation allowance at each reporting period.
The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

Year Ended December 31,	Beginning Balance	Additions	Reductions	Ending Balance
2018	$1,416	4,967	—	$6,383
2019	$6,383	2,538	—	$8,921
2020	$8,921	2,307	—	$11,228

Tax Rate
A reconciliation of the provision (benefit) for income taxes computed at the statutory federal income tax rate to the provision (benefit) for income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2020	2019	2018
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
(Decreases) increases resulting from:
Federal tax credits	(8.1)	(29.9)	1,304.6
Change in valuation allowance	2.4	11.7	(1,230.7)
State tax expense, net of federal benefit	(5.8)	(36.4)	1,058.0
Meals and entertainment	—	0.3	(24.0)
Stock-based compensation expense	(3.7)	(26.8)	384.1
Change in uncertain tax positions	1.1	8.6	(116.5)
Transition tax	—	—	(9.6)
APB23 state liability	(0.4)	(0.7)	(2.0)
Foreign rate differential	(26.3)	(77.3)	1,598.6
Foreign rate inclusion	25.1	84.0	(1,990.5)
Other	(0.6)	(6.2)	323.8
Effective income tax rate	4.7%	(51.7)%	1,316.8%
For the year ended December 31, 2020, the Company recorded an income tax expense of $4.5 million, representing an effective tax rate of 4.7%. The effective tax rate differs from the U.S. statutory tax rate primarily as a result of the jurisdictional mix of earnings, stock-based compensation excess tax benefits, and federal and state research and development credits.
Tax Attributes
As of December 31, 2020, the Company had $1.3 million and $140.2 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2040. In addition, federal net operating loss carryforwards generated after December 31, 2017 are subject to carryforward indefinitely. As of December 31, 2020, the Company had $21.0 million, $27.1 million and $1.9 million of federal, state and foreign research and development and other credit carryforwards, respectively, that expire at various dates through 2040.
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
Accounting for Uncertainty in Income Taxes
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2020 and 2019 were as follows (in thousands):

Balance at December 31, 2018	$4,974
Increases for the tax positions taken during the year	1,857
Balance at December 31, 2019	$6,831
Increases for the tax positions taken during the year	1,209
Decreases for tax positions reduced during the year due to statute expirations, etc.	(173)
Balance at December 31, 2020	$7,867

The Company had $7.9 million and $6.8 million of uncertain tax positions during the years ended December 31, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are $3.7 million and $3.6 million of tax benefits, respectively, that, if recognized, would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s consolidated balance sheets. The Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits in subsequent periods. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. There are no material amounts of interest or penalties recognized in the consolidated income statements or accrued on the consolidated balance sheets for any period presented.
In the normal course of business, the Company is potentially subject to examination by tax authorities throughout the United States and other foreign jurisdictions in which the Company operates. All tax years since inception remain open to examination by the Internal Revenue Service (“IRS”) or state tax authorities, as carryforward attributes generated in prior period tax years may still be adjusted upon examination if they have or will be used in a future period. The Company also files foreign tax returns in the foreign jurisdictions in which it operates when required. The Company is currently being audited by the IRS for income tax years 2014 through 2017, and the state of New Jersey for income tax years 2015 through 2017. There are currently no foreign examinations in process. The Company expects to release federal and state reserves for unrecognized tax benefits between $3.0 million to $5.0 million in the first quarter of 2021 as a result of a favorable IRS audit settlement.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Tax Court issued its final decision December 2015, and under Internal Revenue Code Section 7482(b), that decision was appealable to the Ninth Circuit Court of Appeals.The IRS appealed in June 2016 and after withdrawing an initial decision that would have affirmed the Tax Court, on June 7, 2019, the Court of Appeals reversed the 2015 decision of the Tax Court and upheld the cost-sharing regulations. The Court of Appeals denied Altera’s petition for rehearing on July 22, 2019, and the United States Supreme Court denied Altera’s petition for certiorari on June 22, 2020. The Tax Court will treat the Court of Appeals decision in Altera as precedential in cases that come before the Tax Court that are appealable to the Ninth Circuit Court of Appeals. If the Company were to challenge a proposed federal income tax deficiency in the Tax Court, however, any decision in its case would be appealable under Internal Revenue Code Section 7482(b) to the First Circuit Court of Appeals. In such a case, the Tax Court would be at liberty to follow its original decision in Altera. As a result, as of December 31, 2020, the Company has determined that the decision of the Ninth Circuit Court of Appeals does not require any adjustment to the Company’s consolidated financial statements. If the Company were to adjust its consolidated financial statements to reflect the impact of following the decision of the Ninth Circuit Court of Appeals in Altera, the Company estimates that the potential impact on its prior year tax liabilities would be as much as $6.3 million on a financial statement basis.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the global spread of SARS-CoV-2 and COVID-19. The Company has evaluated the impact of the CARES Act and determined it to have an immaterial effect on the Company’s income tax position.
15. CONCENTRATIONS OF RISK
Customer Concentration
Customers with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
A	17%	27%	20%
B	*	13%	15%
C	18%	17%	17%
E	18%	17%	14%
H	13%	*	*
__________________________________________________________________________________________
*    Less than 10% of revenue in the period indicated
Customers, which include their authorized contract manufacturers, that accounted for equal to or greater than 10% of accounts receivable at December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
A	23%	28%
B	*	16%
G	*	10%
I	27%	*
__________________________________________________________________________________________
*Less than 10% of accounts receivable at the date indicated
Supplier Concentration
The Company’s most significant vendor spending is related to purchases from contract manufacturers and component suppliers located in China and Thailand, from which the Company purchases a substantial portion of its inventory. For the years ended December 31, 2020, 2019 and 2018, total purchases from each of the suppliers were as follows:

	Year Ended December 31,
	2020	2019	2018
X	14%	18%	18%
Y	57%	53%	53%
16. RETIREMENT PLAN
The Company is the sponsor of a defined contribution savings plan for all qualified employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to contribute a portion of their compensation on a pre-tax basis up to an amount not to exceed the annual statutory limit applicable to each individual participant. The Company is permitted to make discretionary matching contributions to the 401(k) Plan. Total matching contributions during the years ended December 31, 2020, 2019 and 2018 amounted to $2.2 million, $1.9 million and $1.6 million, respectively.
17. RELATED PARTIES
One of the members of the Company’s board of directors, Vincent Roche, is also the President and Chief Executive Officer and a member of the board of directors of Analog Devices, Inc. (“ADI”). The Company, through its contract manufacturers, periodically purchases supplies from ADI pursuant to purchase orders negotiated on an arm’s length basis between ADI and the Company’s contract manufacturers at prevailing prices. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments during the respective periods, the Company’s contract manufacturers made purchases from ADI of approximately $8.5 million, $4.1 million, and $3.8 million, during the years ended December 31, 2020, 2019 and 2018, respectively. Direct spending with ADI was immaterial for the years ended December 31, 2020, 2019 and 2018, respectively.
In 2018, the Company entered into a product development agreement with ADI related to the development of integrated circuits for $1.5 million, of which $0.5 million, $0.3 million and $0.8 million of costs were incurred during the years ended December 31, 2020, 2019 and 2018, respectively.
One of the members of the Company’s board of directors, Peter Y. Chung, is also a member of the board of directors of MACOM Technology Solutions, Inc. (“MACOM”). The Company, through its contract manufacturers, periodically purchases supplies from MACOM. These purchased supplies are used as content in certain of the Company’s manufactured products. Based on shipments, the Company’s contract manufacturers made no purchases from MACOM during the years ended December 31, 2020 and 2019, and $0.3 million of purchases from MACOM during the years ended December 31, 2018. Direct spending with MACOM was immaterial for the years ended December 31, 2020, 2019 and 2018, respectively.

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2020
	First	Second	Third	Fourth
	(in thousands)
Revenue	$125,626	$135,215	$158,456	$164,154
Cost of revenue	66,344	70,007	78,541	84,459
Gross profit	59,282	65,208	79,915	79,695
Operating expenses:
Research and development	32,095	32,575	39,884	29,844
Sales, general and administrative	14,371	18,276	15,082	12,657
Total operating expenses	46,466	50,851	54,966	42,501
Income from operations	12,816	14,357	24,949	37,194
Total other income, net	2,250	1,591	995	691
Income before benefit for income taxes	15,066	15,948	25,944	37,885
(Benefit) provision for income taxes	(578)	(133)	1,655	3,508
Net income	$15,644	$16,081	$24,289	$34,377
Net income per share:
Basic	$0.38	$0.38	$0.58	$0.81
Diluted	$0.36	$0.37	$0.56	$0.79

	2019
	First	Second	Third	Fourth
	(in thousands)
Revenue	$105,216	$111,183	$119,591	$128,673
Cost of revenue	55,374	60,096	60,512	67,999
Gross profit	49,842	51,087	59,079	60,674
Operating expenses:
Research and development	30,953	28,976	28,649	40,122
Sales, general and administrative	15,787	29,899	20,457	14,438
Total operating expenses	46,740	58,875	49,106	54,560
Income (loss) from operations	3,102	(7,788)	9,973	6,114
Total other income, net	2,394	2,847	2,490	2,509
Income (loss) before benefit for income taxes	5,496	(4,941)	12,463	8,623
Benefit from income taxes	(1,481)	(2,916)	(2,642)	(4,159)
Net income (loss)	$6,977	$(2,025)	$15,105	$12,782
Net income (loss) per share:
Basic	$0.17	$(0.05)	$0.37	$0.31
Diluted	$0.17	$(0.05)	$0.35	$0.30
19. SUBSEQUENT EVENTS
Equity Awards
The Company’s board of directors approved an increase in the number of shares authorized for issuance under the Company’s 2016 Equity Incentive Plan by 1,692,900 shares in accordance with the automatic annual increase provision of such plan, effective as of January 1, 2021. As a result of the Merger, all of the Company’s shares have been cancelled.
In connection with the Company’s execution of the Amended and Restated Merger Agreement, the parties agreed that the 2018 PRSUs could be amended to provide that, for purposes of determining the Company’s total shareholder return (“TSR”) pursuant to the 2018 PRSU agreements, the “ending price” (as defined in the agreements) of the Company’s common stock would be determined based on the merger consideration of $115.00 per share. As a result, the compensation committee of the Company’s board of directors determined that the number of shares that were earned under the 2018 PRSUs based on the Company’s relative TSR calculated using the “ending price” of $115.00 was equal to 200% of the target number of shares subject to the awards. Accordingly, the 2018 PRSUs vested and were settled on January 15, 2021 and are no longer outstanding awards. This modification to the original award terms resulted in approximately $2.8 million of stock-compensation expense recognized in the first quarter of 2021.
Pursuant to the 2019 PRSU agreements, any such PRSUs for which performance had been achieved as of immediately prior to the consummation of the Merger, which constituted a change in control thereunder, would vest, and any such PRSUs that did not so vest would be cancelled at such time for no consideration. On March 1, 2021, the compensation committee of the Company’s board of directors determined that the number of shares that vested and were earned under the 2019 PRSUs based on the Company’s relative TSR calculated using the “ending price” of $115.00 was equal to 148% of the target number of shares subject to the awards (the “Vested 2019 PRSUs”). Further, in light of the increased per share merger consideration from $70.00 to $115.00 in cash pursuant to the Amended and Restated Merger Agreement, the extended period of time between the execution of the Original Merger Agreement and the consummation of the Merger, in recognition of the Company’s performance during such period, and for purposes of additional retention the compensation committee of the Company’s board of directors determined to amend the 2019 PRSUs such that the number of 2019 PRSUs equal to the difference between 200% of the target number of 2019 PRSUs and the number of Vested 2019 PRSUs (the “Remaining 2019 PRSUs”) remained outstanding and subject to continued vesting, subject solely to the 2019 PRSU holder’s continued provision of service to the Company, Parent, or an affiliate thereof, on December 31, 2021 (which date is the end of the original 2019 PRSU performance period) or, upon an earlier termination of employment of the 2019 PRSU holder without “cause” by the Company, Parent, or any affiliate thereof, for “good reason” by the 2019 PRSU holder in accordance with the Severance Plan or, following the entry into an employment offer documents with Parent, at the end of the 2019 PRSU holder’s transition period of employment or service following the consummation of the Merger (in each case, as the terms “cause” and “good reason” are defined in the Severance Plan; provided, that, with respect to the Remaining 2019 PRSUs, clause (ii) of the definition of “good reason” under the Severance Plan, does not apply following the date a 2019 PRSU holder has accepted Parent’s offer of transitional or long-term employment, and shall otherwise be treated as unvested PRSUs for purposes of the Amended and Restated Merger Agreement. Accordingly, the Vested 2019 PRSUs were settled on March 1, 2021 and are no longer outstanding awards, the Remaining 2019 PRSUs were converted into the right to receive cash as described above. The amount of unrecognized compensation cost immediately prior to the consummation of the Merger related to the 2019 PRSUs was $1.8 million, which will be recognized in the first quarter of 2021. The Remaining 2019 PRSUs that were converted into the right to receive cash resulted in a modification to the original award terms and resulted in approximately $5.6 million of additional stock-compensation expense to be recognized in 2021.
Tax Reserves
The Company expects to release federal and state reserves for unrecognized tax benefits of between $3.0 million to $5.0 million in the first quarter of 2021 as a result of a favorable IRS audit settlement that occurred in that period.
Litigation Related to the Original Merger Agreement
On January 8, 2021, Parent commenced litigation against the Company in the Court of Chancery of the State of Delaware, or the Court of Chancery. The lawsuit, captioned Cisco Systems, Inc. v. Acacia Communications, Inc., Civil Action No. 2021-0018-JTL, sought, among other things, a temporary restraining order to enjoin the Company from terminating the Original Merger Agreement, a declaratory judgment that all necessary conditions to closing were satisfied and that the Company’s notice of termination of the Original Merger Agreement was invalid, and an order requiring the Company to specifically perform its obligations under the Original Merger Agreement and close the Merger as soon as practicable.
Later on January 8, 2021, the Court of Chancery granted Parent’s motion for a temporary restraining order. In addition, the Court of Chancery granted Parent’s motion for expedited proceedings for consideration of Parent’s claims. Pursuant to the temporary restraining order, the Company continued to be bound by the terms of the Original Merger Agreement until further order of the Court of Chancery or as otherwise agreed by the parties.
On January 11, 2021, the Company filed its answer and affirmative defenses in response to the complaint filed by Parent and simultaneously filed a counterclaim against Parent seeking a declaration that the Company validly terminated the Original Merger Agreement pursuant to the terms thereof.
On January 14, 2021, in connection with the execution of the Amended and Restated Merger Agreement, the Company and Parent jointly requested that the Court of Chancery lift the temporary restraining order and dismiss with prejudice the litigation pending between the parties in that court. Later that same day, the Court of Chancery entered an order vacating the temporary restraining order and dismissing the parties’ respective claims with prejudice, with each party bearing its own costs.
Closing of the Merger

On March 1, 2021, following the satisfaction of the conditions in the Amended and Restated Merger Agreement, Merger Sub was merged with and into the Company, with the Company surviving the Merger, pursuant to the Amended and Restated Merger Agreement. As a result of the Merger, the Company became a wholly owned subsidiary of Parent, the Company’s common stock will no longer be listed on The Nasdaq Global Select Market, and the registration of shares of the Company’s common stock under the Exchange Act will be terminated.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Acacia Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2021

Item 9B.Other Information
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
We have omitted this section pursuant to General Instruction I(2) of Form 10-K.
Item 11.Executive Compensation
We have omitted this section pursuant to General Instruction I(2) of Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We have omitted this section pursuant to General Instruction I(2) of Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
We have omitted this section pursuant to General Instruction I(2) of Form 10-K.
Item 14.Principal Accountant Fees and Services
Our Audit Committee has adopted a formal policy concerning approval of audit, audit-related and non-audit services, including tax services, to be provided to the Company by its independent registered public accounting firm. The policy requires that all services to be provided by our independent registered public accounting firm including audit and audit-related services and permitted non-audit services and the corresponding budget for each such category of service, must be preapproved by our Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. As a result of this approval process, our Audit Committee preapproved all audit, audit-related and non-audit services provided by Deloitte & Touche LLP and corresponding budgets during fiscal years 2020 and 2019.
The following table sets forth the aggregate professional fees billed or to be billed by Deloitte & Touche LLP for audit, audit-related and tax services rendered for 2020 and 2019 (in thousands). There were no “other services” fees billed during the periods set forth in the table below.

Fee Category	2020	2019
Audit Fees	$1,519	$1,578
Audit-Related Fees	$2	$20
Tax Fees	$193	$110
Total Fees	$1,714	$1,708
Audit Fees. Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements, the reviews of our quarterly consolidated financial statements and statutory audits.
Audit-Related Fees. Represents fees for accounting tool subscriptions and fees related to the proposed merger with Cisco.
Tax Fees. Represents fees for professional services provided for tax compliance, including the preparation of tax returns, tax advice and planning and assistance with tax audits and foreign operations.
PART IV
Item 15.Exhibits and Financial Statement Schedules
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

2.1†
Amended and Restated Agreement and Plan of Merger, dated as of January 14, 2021 by and among Acacia Communications, Inc., Cisco Systems, Inc. and Amarone Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the first Current Report on Form 8-K filed on January 14, 2021).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 24, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2016).

3.3	Amendment to Amended and Restated By-laws of Acacia Communications, Inc. (incorporated by reference to Exhibit 3.1 to the first Current Report on Form 8-K filed on July 9, 2019).

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on December 21, 2015).

4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on February 18, 2020)

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.2*	2009 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on May 2, 2016).

10.3*	Forms of Stock Option Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.4*	Form of Restricted Stock Unit Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.5*	Form of Restricted Stock Agreement under 2009 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 21, 2015).

10.6*	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 24, 2016).

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
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA COMMUNICATIONS, INC.

By:	/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
President and Chief Executive Officer
 Date:  March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj	President, Chief Executive Officer and	March 1, 2021
Director (Principal Executive Officer)

/s/ John F. Gavin
John F. Gavin	Chief Financial Officer and Director	March 1, 2021
(Principal Financial Officer)

/s/ Francis J. Murphy
Francis J. Murphy	Vice President and Corporate Controller	March 1, 2021
(Principal Accounting Officer)